Form 10-Q
period 2005-09-30
CRYOCOR INC
filed 2005-11-08
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐  No  ☐

The number of shares of the Registrant’s common stock outstanding as of October 15, 2005 was 10,639,279.

CRYOCOR, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CryoCor, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,348	$5,436
Short-term investments	13,107	—
Accounts receivable	203	62
Interest receivable	143	—
Inventories, net	474	638
Prepaid expenses and other current assets	642	218
Amount due from related party, current	—	58

Total current assets	35,917	6,412
Property and equipment, net	660	849
Other assets	239	227

Total assets	$36,816	$7,488

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$456	$454
Accrued compensation	388	495
Accrued clinical development liabilities	509	667
Accrued liabilities	329	294
Deferred revenue	245	267
Capital lease obligation, current portion	14	82
Current portion of long-term debt	—	1,000

Total current liabilities	1,941	3,259
Long-term debt, less current portion	6,499	1,084
Series D redeemable convertible preferred stock, 142,000,000 shares authorized, 138,975,873 and zero shares issued and outstanding at December 31, 2004 and September 30, 2005 (unaudited), respectively	—	33,149
Stockholders’ equity (deficit):
Series A, B and C convertible preferred stock, $0.001 par value; 7,958,311 shares authorized, 6,367,834 and zero shares issued and outstanding at December 31, 2004 and September 30, 2005 (unaudited), respectively	—	6
Common stock, $0.001 par value, 12,903,225 shares authorized; 51,332 and 10,639,279 shares issued and outstanding at December 31, 2004, and September 30, 2005 (unaudited), respectively	11	—
Additional paid in capital	99,321	24,609
Deferred stock compensation	(5,705)	(4,568)
Accumulated comprehensive income	98	151
Accumulated deficit	(65,349)	(50,202)

Total stockholders’ equity (deficit)	28,376	(30,004)

Total liabilities and stockholders’ equity	$36,816	$7,488

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Operations

(in thousands except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Product sales	$152	$141	$682	$458
Operating expenses:
Cost of sales	650	638	2,125	1,965
Research and development(1)	1,831	2,056	5,885	5,494
Selling, general and administrative(1)	1,688	1,565	4,702	3,650

Total costs and expenses	4,169	4,259	12,712	11,109

Loss from operations	(4,017)	(4,118)	(12,030)	(10,651)
Interest income	252	35	297	73
Interest expense	(327)	(59)	(751)	(144)

Net loss	(4,092)	(4,142)	(12,484)	(10,722)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,342)	(2,662)	(2,966)
Cumulative dividends on Series C preferred stock	—	(61)	(102)	(181)

Net loss attributable to common stockholders	$(4,092)	$(5,545)	(15,248)	(13,869)

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(236.54)	(4.86)	(606.88)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	9,089,158	23,442	3,135,821	22,853

(1) Includes non-cash stock-based compensation expense as follows:

Research and development	$338	$194	$952	$202
Selling, general and administrative	195	159	593	162

	$533	$353	$1,545	$364

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities
Net loss	$(12,484)	$(10,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	356
Non-cash stock based compensation	1,545	365
Amortization of warrants	155	—
Amortization of premium/discount on short-term investments.	(1)	—
Loss on disposition of property, plant and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	(156)	(97)
Interest receivable	(143)	—
Inventories	154	(22)
Prepaid expenses and other assets	(387)	(71)
Accounts payable	6	65
Deferred revenue	(18)	217
Accrued liabilities	(216)	376

Net cash used in operating activities	(11,194)	(9,531)

Investing activities
Purchases of property and equipment	(163)	(169)
Proceeds from sale of property and equipment	—	2
Purchases of investments	(13,135)	—

Net cash used in investing activities	(13,298)	(167)

Financing activities
Net proceeds from issuance of preferred stock	—	12,246
Net proceeds from issuance of common stock	35,426	—
Proceeds from exercise of stock options	142	1
Proceeds from long-term debt	7,000	—
Principal payments on capital lease	(68)	(242)
Principal payments on long term debt	(2,084)	(667)

Net cash provided by financing activities	40,416	11,338
Effect of exchange rate changes on cash	(12)	(9)

Net increase in cash and cash equivalents	15,912	1,631
Cash and cash equivalents at beginning of period	5,436	7,923

Cash and cash equivalents at end of period	$21,348	$9,554

Supplemental disclosures of cash flow information:
Cash payments for interest	$746	$110

See accompanying notes.

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Basis of Presentation

Organization

CryoCor, Inc. (“CryoCor” or the “Company” or “we”), a Delaware corporation, has developed and manufactures a minimally invasive, disposable catheter system based on proprietary cryoablation technology for the treatment of cardiac arrhythmias. The Company has focused its initial development efforts on atrial fibrillation, or AF, and atrial flutter, or AFL, the two most common and difficult to treat arrhythmias, and currently sells its catheter product in Europe through a wholly owned German subsidiary, CryoCor GmbH. The Company has submitted its application for premarket approval, or PMA, for AFL, and is conducting its pivotal trial for treatment of atrial fibrillation in the U.S.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2004 included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on July 14, 2005.

Reclassifications

Certain prior period expenses have been reclassified to conform to the current period presentation.

2.	Balance Sheet Details

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds whose cost equals fair market value.

Investment Securities

Investment securities consist of high-grade auction rate securities and U.S. government or corporate debt securities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

The composition of investments and gross unrealized losses at September 30, 2005 are as follows (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Corporate debt securities	11,641	––	(27)	11,614
U.S. government securities	1,494	––	(1)	1,493

	$13,135	$––	$(28)	$13,107

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$359	$552
Work-in-progress	52	42
Finished goods	115	124

	526	718
Less reserves for excess and obsolete inventories	(52)	(80)

Inventory, net	$474	$638

Long-Term Debt

On March 18, 2005, the Company entered into an agreement whereby we borrowed $7.0 million from a financial institution. As part of this transaction, the Company paid off its existing term loan which had an outstanding balance of $1.8 million. This facility places restrictive covenants on the Company’s operations, which preclude the Company from incurring new debt or placing liens on its assets, disposing of property, making dividend payments or distributions to stockholders, or entering into transactions that would result in a change of control. The new debt facility bears interest at a rate of 11.25% per annum and requires monthly interest-only payments through June 2007, at which time all remaining principal is due and payable. In conjunction with the facility, the Company issued two warrants to purchase a total of 68,288 shares of its common stock redeemable at $6.15 per share. The fair value of the warrants was $657,000 based upon an estimated fair value upon the date of grants of $13.43 per common share, an estimated life of six years, a volatility rate of 70% and a risk free interest rate of 4.34%. The fair value of the warrant is recorded as a discount to the new debt facility, and will be amortized to interest expense on a straight-line basis over the term of the loan. The warrants are exercisable through 2015.

3.	Stockholders’ Equity

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

Initial Public Offering

In July 2005, we completed an initial public offering whereby we sold 3,709,090 shares of our common stock at $11 per share and received net proceeds of $35.4 million (after underwriting discounts and commissions and offering costs).

2005 Equity Incentive Plan

We adopted our 2005 Equity Incentive Plan in March 2005, and reserved 193,548 shares of common stock for future issuance under the plan. This plan became effective upon the effective date of our initial public offering.

2005 Non-Employee Directors’ Stock Option Plan

We adopted our 2005 Non-Employee Directors’ Stock Option Plan in March 2005, and reserved 106,451 shares of common stock for future issuance under the plan. This plan became effective upon the effective date of our initial public offering.

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2005 Employee Stock Purchase Plan

We adopted our 2005 Employee Stock Purchase Plan in March 2005, and reserved 161,290 shares of common stock for future issuance under the plan. This plan became effective upon the effective date of our initial public offering.

4.	Stock-Based Compensation

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

The following table illustrates the weighted-average assumptions for the Black-Scholes option pricing model used in determining the fair value of options granted to employees:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.25%	3.25%	3.25%	3.25%
Expected volatility	70%	—%	70%	—%
Expected life	6 years	6 years	6 years	6 years

The volatility of the options granted prior to the completion of our initial public offering was assumed to be zero. Upon completion of the initial public offering in July 2005, we began using a volatility of 70% to estimate fair value.

During 2004 and 2005, prior to the completion of our initial public offering, stock options were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation of $8,171,000 was recorded during 2004 and 2005 in accordance with APB Opinion No. 25. The deferred stock compensation will be amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. The related stock-based compensation expense was $479,000 and $1,426,000 during the three and nine months ended September 30, 2005, respectively.

The table below illustrates the effect on net loss and net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Net loss attributable to common stockholders, as reported	$(4,092)	$(5,545)	$(15,248)	$(13,869)
Deduct: Stock-based employee compensation expense included in net loss	479	304	1,426	306
Add: Stock-based employee compensation expense determined under fair value method	(513)	(358)	(1,428)	(375)

Pro forma net loss attributable to common stockholders	$(4,126)	$(5,599)	$(15,250)	$(13,938)

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(236.54)	$(4.86)	$(606.88)

Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(238.84)	$(4.86)	$(609.90)

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the related service period based on their fair values on the date of grant. Pro forma disclosure is no longer an alternative. Statement 123R must be adopted by public companies no later than January 1, 2006.

The Company plans to adopt Statement 123R using the modified-prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options in the statement of operations. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact under SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share above.

5.	Net Loss Per Common Share

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

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(4,092)	$(5,545)	$(15,248)	$(13,869)

Denominator:
Weighted-average common shares outstanding	9,172,928	23,457	3,218,134	22,903
Weighted-average unvested common shares subject to repurchase	(83,770)	(15)	(82,313)	(50)

Denominator for basic and diluted net loss per share attributable to common stockholders	9,089,158	23,442	3,135,821	22,853

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(236.54)	$(4.86)	$(606.88)

Pro forma
Net loss attributable to common stockholders	$(4,092)	$(5,545)	$(15,248)	$(13,869)

Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.89)	$(2.00)	$(2.79)

Shares used above	9,089,158	23,442	3,135,821	22,853
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock	906,653	6,242,080	4,470,925	4,947,480

Pro forma shares used to compute basic and diluted net loss per share attributable to common stockholders	9,995,811	6,265,522	7,606,746	4,970,333

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation
Redeemable convertible preferred stock (1)	—	2,808,521	—	2,808,521
Convertible preferred stock (1)	—	1,561,820	—	1,561,820
Options to purchase common stock	1,083,644	1,156,485	1,083,644	1,156,485
Warrants to purchase common and convertible preferred stock	83,491	166,307	83,491	166,307

	1,167,135	5,693,133	1,167,135	5,693,133

(1)	Preferred stock is shown on an if-converted to common stock basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory approvals, if any, for our cryoablation system in the United States for use in treating atrial flutter, or AFL, and atrial fibrillation, or AF, the timing for when we will complete enrollment in our AF pivotal trial and submit an application for premarket approval, or PMA, for AF, the timing for product sales in the U.S., if any, our anticipated continuing net losses and anticipated increases in research and development and selling, general and administrative expenses, the amount and timing of future spending to develop existing and new product candidates, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-Q based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the U.S. for our cryoablation system for use in treating AFL and AF, risks associated with our ability to successfully commercialize our cryoablation system in the U.S. and elsewhere if our cryoablation system is approved for use in the U.S., risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, risks associated with our ability to obtain additional financing as necessary, and the other risks and uncertainties identified below and in the section of this Form 10-Q entitled “Risk Factors Related to Our Business” and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-Q. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-Q to reflect actual results, changes in our expectations, or otherwise.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that affect our business set forth in the section of this Form 10-Q entitled “Risk Factors Related to Our Business,” as well as in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on July 14, 2005, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Related to Our Business” and the audited financial statements and notes thereto contained therein.

Overview

We have developed and manufacture a minimally invasive, disposable catheter system based on our proprietary cryoablation technology for the treatment of cardiac arrhythmias. We have focused our initial development efforts on atrial fibrillation, or AF, and atrial flutter, or AFL, the two most common and difficult to treat arrhythmias. AF is the most prevalent arrhythmia; AFL can lead to, and often coexists with, AF. Since inception, we have devoted substantially all of our resources to developing our cryoablation system, raising capital and preparing for the possible United States commercialization of our cryoablation system.

We obtained our CE Mark in early 2002 and are approved in Europe for the treatment of AF, AFL and other supraventricular tachycardias. We began our U.S. pivotal trial for AFL in late 2003, and our U.S. pivotal trial for AF in late 2004. In July 2005, we submitted the final module, the results of our clinical trial, of our PMA for AFL to the U.S. Food and Drug Administration, or FDA. If the outcome of the FDA’s regulatory review of our PMA application is favorable, we may receive regulatory approval for our cryoablation system in the U.S. for AFL in 2006. If our AF clinical trial and the regulatory review proceed as anticipated, we may receive regulatory approval in the U.S. for our cryoablation system for the treatment of AF in 2008.

At present, we have a wholly owned subsidiary in Cologne, Germany that sells our product in Germany, Belgium, and the Netherlands. We have signed distributor agreements for the sale of our cryoablation system in the United Kingdom and Italy. In 2006, we intend to begin selling our products in Europe only through distributors with support provided by one or two CryoCor employees. If we obtain marketing approval from the FDA, we plan to commercialize in the U.S. with a direct CryoCor sales force.

To date, we have generated minimal revenues and we have incurred net losses in each year since our inception. We expect these losses to continue as we complete our clinical trial activities and continue to develop our product candidates for potential commercial launch in the U.S., and for at least some time after any commercial launch of our product in the U.S. We have financed our operations primarily through private placements of preferred stock, convertible promissory notes, bank debt, and the proceeds of our initial public offering completed in July 2005, which raised aggregate net proceeds of $35.4 million after deducting underwriting expenses and commissions and transaction costs.

Clinical Status

In July 2005, we submitted the final module of our PMA for AFL, with the results of our clinical trial, to the FDA. In September 2005, as part of the standard PMA review process, the FDA completed its inspection of CryoCor’s San Diego facility. Additionally, in late October 2005, the Company received a request from the FDA for additional data to allow for the FDA’s continued review of the PMA. The Company has provided the information to the FDA and is awaiting further comment. The questions presented by the FDA were primarily related to additional statistical analysis of the patient data and queries on clinical interpretations and data related to specific patients. The FDA indicated in its letter that its review may take an additional 180 days. If the outcome of the FDA’s regulatory review of our PMA application is favorable, we believe we may receive approval in 2006.

We are continuing to enroll patients for our pivotal trial for AF that began in December 2004, and have enrolled 77 patients as of November 1, 2005. We currently have 20 clinical sites that are open for patient enrollment and we expect to add between two to four additional clinical sites. At our expected patient enrollment rate of 10 patients per month, we believe we will complete enrollment in our AF pivotal trial by mid-2006, with an expected PMA submission to the FDA in mid-2007.

Financial Operations

Product Sales. Our product sales to date have come from a limited number of commercial sites in Europe. To date, we have not generated substantial revenues in Europe, as our financial resources have primarily been dedicated to product development and clinical trials in the U.S., which has prevented us from providing the resources necessary to broadly market our cryoablation system in Europe or from increasing the number of consoles placed in Europe. We believe that European product revenues for companies with new medical technologies typically remain modest until U.S. product approval is obtained, because European approvals, which are designed primarily to demonstrate product safety, are not as compelling for European physician adoption as U.S. approvals, which must demonstrate efficacy and safety. We do not expect to generate revenues in the U.S. until our PMA for AFL has been approved by the FDA and we initiate the sales of our products. If such approval is obtained, sales will not occur until 2006 at the earliest. We expect that any revenues we generate from sales of our products will fluctuate from quarter-to-quarter.

Research and Development Expenses. Our research and development expenses primarily consist of costs incurred to further our research and development activities and include salaries and related employee benefits, costs associated with clinical trials, pre-clinical activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contracts with research organizations, which conduct certain research and development activities on our behalf. We expense research and development costs as they are incurred. We expect our research and development expenses to increase as we complete the development of our next generation product, the Quantum catheter, research new product opportunities and conduct additional clinical trials, as necessary.

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

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts, the timing and outcome of regulatory submissions, and quarterly variations in sales activities and results. Due to these uncertainties, results of future operations are difficult to predict.

Three months ended September 30, 2004 and 2005

Product Sales. Product sales increased $11,000 to $152,000 for the three months ended September 30, 2005, compared to $141,000 for the three months ended September 30, 2004. The increase was primarily due to a modest increase in catheter shipments in Europe during 2005. We had $245,000 in deferred revenue as of September 30, 2005 related to catheters that have been shipped to European customers, but for which product sales revenue may not yet be recognized under our revenue recognition policies.

Cost of Sales. Cost of sales increased $12,000 to $650,000 for the three months ended September 30, 2005, compared to $638,000 for the three months ended September 30, 2004. The increase reflected the increased catheter shipments during the three months ended September 30, 2005.

Research and Development Expenses. Research and development expense decreased $225,000 to $1.8 million for the three months ended September 30, 2005, compared to $2.1 million for the three months ended September 30, 2004. The decrease was primarily related to lower pre-clinical costs and lower clinical trial costs related to our AF pivotal trial as compared to costs incurred in 2004 from the AFL pivotal trial and our AF and AFL feasibility studies. This decrease of $340,000 was partially offset by higher non-cash stock based compensation expenses of $144,000.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $123,000 to $1.7 million for the three months ended September 30, 2005, compared to $1.6 million for the three months ended September 30, 2004. The increase was primarily due to an increase in non-cash stock-based compensation expenses of $36,000 and general increased costs associated with being a public company.

Nine months ended September 30, 2004 and 2005

Product Sales. Product sales increased $224,000 to $682,000 for the nine months ended September 30, 2005, compared to $458,000 for the nine months ended September 30, 2004. The increase was due to increased catheter shipments and usage in Europe during 2005. We had $245,000 in deferred revenue as of September 30, 2005 related to catheters that have been shipped to European customers, but for which product sales revenue may not yet be recognized under our revenue recognition policies.

Cost of Sales. Cost of sales increased $160,000 to $2.1 million for the nine months ended September 30, 2005, compared to $2.0 million for the nine months ended September 30, 2004. The increase reflected the increased catheter shipments during the nine months ended September 30, 2005, and included additional costs of approximately $200,000 to recall our Model 1200 catheter out of Europe and to withdraw the use of the Model 1200 catheter from use in our clinical trials in the U.S.

Research and Development Expenses. Research and development expense increased $391,000 to $5.9 million for the nine months ended September 30, 2005, compared to $5.5 million for the nine months ended September 30, 2004. The increase was primarily related to an increase in non-cash stock-based compensation expenses of $750,000, partially offset by lower payroll costs and lower clinical trial costs related to our AF pivotal trial as compared to higher costs incurred in 2004 associated with our AFL pivotal trial and our AF and AFL feasibility studies.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $1.0 million to $4.7 million for the nine months ended September 30, 2005, compared to $3.7 million for the nine months ended September 30, 2004. The increase was primarily due to an increase in non-cash stock-based compensation expenses of $431,000 and $317,000 in other compensation-related costs and general increases in costs associated with being a public company.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of September 30, 2005, we had an accumulated deficit of $65.3 million. We have funded our operations to date from private placements of equity and debt securities for aggregate net cash proceeds of $51.2 million through September 30, 2005, as well as bank debt and the proceeds of our initial public offering, which was closed in July 2005 and raised aggregate net proceeds of $35.4 million after deducting underwriting expenses and commissions and transaction costs. Concurrent with the closing of the initial public offering, all of our outstanding preferred shares converted into shares of common stock.

As of September 30, 2005, we had long-term debt and capital lease obligations outstanding of $6.5 million, working capital of $34.0 million and cash and cash equivalents and investments totaling $34.5 million. We currently invest our cash in money market funds and U.S. government or corporate bond securities. Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital at least through 2006. In March 2005, we entered into a debt facility and borrowed $7.0 million thereunder. As part of that transaction, we repaid in full an outstanding bank loan of $1.8 million. The new debt facility bears interest at a rate of 11.25% per year and requires interest-only payments through June 2007, at which time the principal is due and payable.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $1.7 million to $11.2 million for the nine months ended September 30, 2005, compared to $9.5 million for the nine months ended September 30, 2004. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $13.1 million to $13.3 million for the nine months ended September 30, 2005, compared to $167,000 for the nine months ended September 30, 2004. Cash used in investing activities relates to purchases and disposals of property and equipment as well as purchases and maturities of investments. The increase in net cash used in investing activities for the nine months ending September 30, 2005 is related to purchases of investments subsequent to the receipt of proceeds from the Company’s initial public offering in July 2005.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $29.1 million to $40.4 million for the nine months ended September 30, 2005, compared to $11.3 million for the nine months ended September 30, 2004. Net cash provided by financing activities during the nine months ended September 30, 2004 was primarily attributable to our issuance of convertible preferred stock, offset by payments against capital leases and bank debt. Net cash provided by financing activities during the nine months ended September 30, 2005 was primarily attributable to the Company’s initial public offering which had net proceeds of $35.4 million as well as borrowing under the Company’s new debt facility of $7.0 million, offset by the pay-off of an existing term loan and payments on existing capital leases.

Operating Capital and Capital Expenditure Requirements.

To date, we have had limited commercial sales in Europe, no commercial sales in the U.S., and we have not yet achieved profitability. We do not currently have any products approved for sale in the U.S. We anticipate that we will continue to incur net losses for the next several years as we continue to develop our products, continue our clinical programs, expand our corporate and selling infrastructure and prepare for the potential commercial launch of our cryoablation system in the U.S. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

We incurred additional costs in the second quarter of 2005 of approximately $200,000 to recall our Model 1200 out of Europe and to withdraw the use of the Model 1200 from our clinical trial use in the U.S. These costs covered the return of the affected Model 1200 catheters, the costs to manufacture and issue replacement CryoBlator catheters, related shipping and travel costs and issuance of credits to customers in the event they declined a replacement catheter. Consistent with our revenue recognition policies, no revenue had been recognized related to any of the Model 1200 catheters that were returned. All Model 1200 catheters have been accounted for and the recall has been completed.

We do not expect to generate significant product revenues until we obtain marketing approval for and begin selling our cryoablation system in the U.S. We believe that the net proceeds from our initial public offering, together with our cash and cash equivalent balances, will be sufficient to meet our anticipated cash requirements through 2006. If our available cash and cash equivalents and net proceeds from our initial public offering are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical and commercial activities, and research and development efforts, which could harm our business.

We anticipate spending at least $1.8 million in external costs over the next 24 months for clinical trials and regulatory activities related to using our cryoablation system to treat AFL and AF. In addition, if we receive FDA regulatory approval of our cryoablation system for the treatment of AFL, we expect to incur increased sales, marketing, manufacturing and compliance expenses. We believe the costs for our clinical trials for AFL and AF, any increased sales and marketing expenses, and the development of our existing product candidates will require approximately $14.1 million over the next 15 months, with our remaining cash and cash equivalents being used to prosecute and maintain our intellectual property portfolio, to produce consoles, to fund our facility, manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period. We estimate that the development of new product candidates that are still being researched will cost between $5.5 million and $7.5 million per product candidate, will take at least three years to complete and will require additional financial resources beyond our existing financial resources.

At present, we have a wholly owned subsidiary in Cologne, Germany that sells our product in Germany, Belgium, and the Netherlands. We have signed distributor agreements for the sale of our cryoablation system in the United Kingdom and Italy. We intend to broaden our commercial reach in Europe through additional distributor agreements and we intend to restructure our Germany subsidiary and sell our products in Europe only through distributors. If we obtain marketing approval from the FDA, we plan to commercialize in the U.S. with our own sales force. We expect to incur approximately $350,000 in costs in connection with the anticipated restructuring of our German subsidiary.

We have filed requests with the U.S. Patent and Trademark Office seeking to invoke interference proceedings involving two patents owned by CryoCath Technologies, Inc. and two of our patent applications to determine who was the first to invent certain primary and pre-cooling refrigeration system designs, and certain heat exchanger designs. If we are not successful in these proceedings, we could fail to get rights to certain patent claims. Although we do not believe this finding would be material to our ability to operate, we believe an award of these rights to us may have a material effect on CryoCath’s ability to compete with us in the U.S. We may incur substantial costs in pursuit of these proceedings.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Risk Factors Related to Our Business” section of this Form 10-Q, and in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on July 14, 2005, as well as our other publicly available documents. We have based these estimates on assumptions that may prove to be wrong, and we may be required to utilize our available capital resources sooner than we currently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including likely FDA advisory panel review;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support applications for marketing approval of the desired indications;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the extent and level of reimbursement for cryoablation;

•	the commercial acceptance of our product following the initiation of our sales efforts in the U.S.;

•	the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

We also have service agreements with clinical sites, individuals and contract research organizations for the conduct of our AF clinical trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we were obligated to pay approximately $450,000 in fees and expenses through September 30, 2005 in connection with our AF pivotal study. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cost of completing our AF pivotal study will be approximately $1.2 million in the next 15 months. However, due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur. We expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants and related legal expenses.

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

Customers have the right to return products until one month following expiration of the product, which is currently six months after its production. As we have had limited sales of our products, we currently recognize revenues when the customer has paid for the product and the right of return has expired.

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

We plan to adopt Statement 123R using the modified-prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact under SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 4 to our consolidated financial statements.

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

We have a limited operating history and no products in commercial distribution in the United States. Our product candidates are still being developed, and all but our cryoablation system are still in early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances or approvals by the FDA and additional investment before they can be commercialized in the U.S. We anticipate that our cryoablation system will not be approved for commercialization in the U.S. by the FDA for any indication until 2006, if at all.

As of September 30, 2005, we had an accumulated deficit of $65.3 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $11.2 million for the year ended December 31, 2003, $15.8 million for the year ended December 31, 2004 and $12.5 million for the nine months ended September 30, 2005. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We do not currently have the required approvals to market our cryoablation system in the U.S., and we may not receive it. We may not become profitable even if we obtain FDA approval and succeed in commercializing our cryoablation system in the U.S. As a result, we cannot be sure when we will become profitable, if at all.

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

We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalent balances, will be sufficient to meet our anticipated cash requirements into the second half of 2006. However, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including FDA advisory panel review;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support marketing approval for the desired indications;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the costs of filing, prosecuting and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

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

We are dependent on the success of our cryoablation system, which has not been approved by the FDA for any indication for commercialization in the U.S. If we are unable to achieve our product development goals, gain FDA approval to commercialize our cryoablation system in the U.S., or experience significant delays in doing so, our stock price may decline and we may be forced to cease operations.

We have expended significant time, money and effort in the development of our cryoablation system, which is still in clinical testing, has not yet received FDA approval for any indication and may never be commercialized in the U.S. In our public announcements, we have provided estimates for the timing of the accomplishment of various clinical, regulatory and other product development goals relating to our cryoablation system, which we sometimes refer to as milestones. These milestones include the enrollment of subjects in our clinical trials, the submission of data from our clinical trials to the FDA, the timing of FDA approval for our cryoablation system and other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and we may never achieve some or all of these milestones. If we do not meet these estimated milestones as publicly disclosed for both indications, we may be unable to commercialize our products in the U.S., or any commercialization of our products in the U.S. may be delayed and, as a result, our business may be harmed and our stock price may decline. If our cryoablation system is not approved by the FDA for any indication for commercialization in the U.S., we may be forced to cease operations.

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

We cannot assure you that we will obtain FDA approval to market our cryoablation system in the U.S. for either AFL or AF in a timely manner or at all. In addition, even if we obtain approval for one indication, we may never obtain approval for the other indication. If we fail to obtain FDA approval for at least one indication, we will not be permitted to market our cryoablation system in the U.S. and may be forced to cease our operations. In addition, if we do not receive FDA approval for the AF indication, we may never become profitable.

Although we investigated a number of allegations regarding our FDA compliance process made by a former senior executive and found the allegations to be without substance, if the FDA finds problems with our compliance process, it could withhold approval for our products or cause us to suspend our operations until the problems are corrected.

In 2004, a lawyer representing our former CFO sent a letter to us making certain claims against us for wrongful termination of our former CFO based on theories of breach of contract and violations of public policy. The letter also contained allegations that there were irregularities and improprieties in our clinical trials and our FDA compliance process. The letter did not contain any specific evidence to support these allegations. Our board of directors formed a special committee to specifically investigate the FDA related allegations. The special committee engaged our outside regulatory counsel, who had advised us previously in matters relating to our FDA compliance process, to assist in the investigation. The investigation by our outside regulatory counsel was limited in time and scope and, as with any investigation, cannot be expected to or be relied upon to detect all instances of impropriety. The investigation did not address the likelihood of FDA marketing approval of our cryoablation system nor did it address the accuracy or completeness of our clinical trial data or the medical interpretations of any such data. Therefore, this investigation cannot be relied upon as an assurance that our clinical trial data are accurate or complete or as an indicator of the likelihood of FDA approval for any of our products. Our outside regulatory counsel reported that it had found no evidence of fraud, lack of data credibility, or that any false or misleading information had been provided to the FDA. The special committee concluded that the allegations in the letter concerning clinical trial irregularities and FDA compliance matters were without substance. However, the results of these investigations do not provide assurance that the FDA will not find problems with our compliance with FDA regulations and either withhold approval for our products or cause us to suspend operations until the problems are corrected to its satisfaction.

If the data from our clinical trials do not demonstrate the safety and effectiveness of our cryoablation system to the FDA’s satisfaction, we will not receive FDA approval to market our cryoablation system in the U.S.

To obtain FDA approval for marketing, our pivotal trials must generate data demonstrating that our cryoablation system is safe and effective for each indication for which approval is sought. The FDA’s grant of permission to proceed with the AFL and AF pivotal trials does not constitute a binding commitment that the FDA will consider either trial design adequate to support approval for our cryoablation system. In addition, there can be no assurance that the data generated during the pivotal trials will meet our chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing approval. For example, although we believe the efficacy data in the AFL pivotal trial will meet the predefined objective performance criterion, or OPC, the assessment of efficacy is subject to interpretation, and the FDA could determine that the data do not meet the OPC. Additionally, the FDA has advised us that our chronic efficacy data will be considered as an important factor for marketing approval for the AFL indication and that it must meet the chronic efficacy OPC for RF ablation. If the FDA concludes that the AFL or AF trials have failed to demonstrate safety and effectiveness, we will not receive FDA approval to market our cryoablation system in the U.S. for those indications.

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

The completion of our pivotal trial for AF may be delayed or terminated for many reasons, including, but not limited to:

•	the FDA places our pivotal trial on hold;

•	supply shortages of the catheters used in the pivotal trial;

•	recalls of the catheters used in the pivotal trial;

•	subjects do not enroll in our pivotal trial at the rate we currently expect;

•	subjects are not followed-up at the rate we currently expect;

•	subjects experience an unacceptable rate or severity of adverse side effects;

•	third party clinical investigators do not perform our pivotal trial on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice and regulatory requirements, or other third party organizations do not perform data collection and analysis in a timely or accurate manner;

•	inspections of our clinical trial sites by the FDA or Institutional Review Boards, or IRBs, find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our PMA application;

•	changes in laws, governmental regulations or administrative actions force us to modify the conduct of our trials or otherwise create unexpected burdens;

•	the reimbursement by governmental and other third party payers changes;

•	the interim results of our clinical trials are inconclusive or negative;

•	one or more of our IRBs suspends or terminates our trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of our trial;

•	one or more of our clinical investigators withdraws from our trial or deviates from our approved protocol; or

•	third parties, investigators and contract laboratories conducting our pivotal trial do not perform as contractually required or expected.

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

Completion of our clinical trials and any subsequent commercialization of our product candidates require access to, or the development of, manufacturing facilities that meet applicable regulatory and quality standards to manufacture a sufficient supply of our products. If we receive FDA approval for our cryoablation system for the treatment of AF or AFL, we believe we will eventually need to obtain additional commercial-scale manufacturing facilities. These facilities must be evaluated and qualified under our quality system to ensure that they meet our production and quality standards. The FDA also must inspect and approve facilities that manufacture our products for U.S. commercial purposes, as well as the manufacturing processes and specifications for our products prior to granting marketing approval of our cryoablation system. Suppliers of components of, and products used to manufacture, our products also must comply with FDA and foreign regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. We or our suppliers may not satisfy these requirements. If we or our suppliers do not achieve and maintain required regulatory approval for our manufacturing operations, including for any additional commercial-scale manufacturing facilities that we may obtain in the future, our commercialization efforts in the U.S., if any, could be delayed, which could impair our business and financial condition and could require us to cease operations.

If the integrity of a catheter used as part of our cryoablation system is compromised, serious injury or death may occur, which could lead the FDA to delay or deny or withdraw marketing approval.

Our cryoablation system works by utilizing a pressurized system that delivers nitrous oxide to freeze the tip of a catheter while the catheter is in contact with the patient’s heart. Although our cryoablation system is designed to prevent leaks in the catheter and to prevent the flow of nitrous oxide into the catheter if the catheter has been ruptured, nitrous oxide could enter the blood stream if the catheter developed a leak, which could result in serious injury to a patient, or even death. In April 2005, during routine quality control testing of a lot of Model 1200 catheters, we identified several instances of inadequate seals in the joint where the articulation section is welded to the catheter shaft, which could allow a leak of nitrous oxide into a patient. We initiated an investigation which covered several weeks to identify the source of the catheter integrity breaches, but were unable to find a specific root cause. In May 2005, we initiated a voluntary recall in Europe of all eight of the outstanding lots of our Model 1200 catheter and removed the Model 1200 from clinical trial use. Although no adverse events in patients have been reported associated with a leak of a Model 1200 catheter, we cannot assure you that none will occur.

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

We attempt to protect our intellectual property position by filing U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently, we own or license 28 issued U.S. patents and 30 pending U.S. patent applications covering various aspects of our products and technology.

We also own or license 18 patents issued outside of the U.S. and have a number of pending patent applications outside the U.S. Limitations on patent protection in some countries outside the U.S., and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the U.S. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

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

The medical device industry is characterized by a large number of patents, patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that we compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Based on the litigious nature of the medical device industry and the fact that we may pose a competitive threat to some companies who own or control various patents, we believe that as we proceed toward commercialization in the U.S., there is a significant risk that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our cryoablation system. Such a lawsuit may have already been filed against us without our knowledge. Any lawsuit could seek to prevent us from commercializing our cryoablation system or enjoin us from selling it, may seek damages from us, and would likely be expensive for us to defend against. We cannot predict if or when any third party patent holder, including those mentioned above, will file suit for patent infringement. Holders and prospective holders of our common stock should consider the possibility of a patent infringement suit a significant risk.

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

In addition, if third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent and Trademark Office or in other proceedings outside the U.S., including oppositions, to determine priority of invention or patentability. For example, we have filed requests with the U.S. Patent and Trademark Office seeking to invoke an interference proceeding involving certain patents owned by CryoCath Technologies, Inc. If we are not successful in this proceeding, this proceeding could result in us failing to gain rights to certain patent claims. Even if we are successful, we may incur substantial costs and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.

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

We depend on single source suppliers for our cryoablation system components and the loss of these suppliers could prevent or delay our clinical trials, possible commercialization of our cryoablation system in the U.S. and additional sales of our cryoablation system in Europe.

We do not have long-term contracts with our third party suppliers for any of the equipment and components that are used in our manufacturing process. Our suppliers may have difficulty supplying components that meet our required specifications or needs. None of our suppliers has agreed to maintain a guaranteed level of production capacity. Establishing additional or replacement suppliers for these components may cause us to incur substantial costs and take a considerable amount of time, may require product redesign and could result in the need for submission to the FDA of a PMA supplement or possibly a separate PMA, which would cause us to incur considerable expense. We also may have difficulty obtaining similar components from other suppliers that are acceptable to our quality requirements and specifications, the FDA or foreign regulatory authorities. Even if available, similar components from other suppliers could be significantly more expensive. Any delays, regulatory or otherwise, could delay the manufacture and delivery of our cryoablation system and prevent the possible commercialization of our cryoablation system in the U.S. and additional sales of our cryoablation system in Europe and adversely impact our business.

If we are unable to manage our expected growth, our future revenue and operating results may be adversely affected.

If we receive FDA approval for our cryoablation system, we will need to rapidly expand our sales and marketing operations and grow our research and development, product development and administrative operations. This expansion is expected to place a significant strain on our management and operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. To manage our growth and to commercialize our cryoablation system in the U.S., we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. If we are unable to manage our growth effectively, our business and operating results could be harmed.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We currently manufacture our cryoablation system at our facilities in San Diego, California. If there was a disruption to our manufacturing operations, we would have no other means of manufacturing our cryoablation system until we have restored and re-qualified our manufacturing capability at our facilities or developed alternative manufacturing facilities. Additionally, any damage to or destruction of our San Diego facilities or our equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce our cryoablation system. If we were unable to produce sufficient quantities of our cryoablation system for use in our current and planned clinical trials, or if our manufacturing process yields substandard cryoablation systems, completion of our clinical trials and any subsequent commercialization efforts in the U.S., as well as sales of our cryoablation systems in Europe, would be delayed.

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. To produce our cryoablation system in the quantities that we believe will be required to meet anticipated market demand in the event that we receive regulatory approval, we will need to increase, or “scale up,” the production process by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale up in a timely manner or at all. If we are unable to do so, we may not be able to produce our cryoablation system in sufficient quantities to meet the requirements for the launch of the product in the U.S. if we receive the required regulatory approval from the FDA, or to meet demand for our cryoablation system in Europe. If we obtain regulatory approval from the FDA for our cryoablation system but are unable to manufacture a sufficient supply of our cryoablation systems, our revenues, business and financial prospects would be materially adversely affected. In addition, if we obtain regulatory approval for our cryoablation system, but the scaled up production process is not efficient or produces cryoablation systems that do not meet quality and other standards, our future gross margins, if any, will be adversely affected.

Quality-control difficulties in our manufacturing processes could delay our clinical development programs and any commercialization efforts or prevent us from continuing the development of our product candidates.

Our sterile products, including our catheters and our sheaths, must be produced in a highly controlled, clean environment to minimize foreign particles and other contaminants. Despite stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and potential commercialization efforts in the U.S. and our sales efforts in Europe could be delayed or terminated, which would harm our business, financial condition and results of operations.

If we fail to obtain an adequate level of reimbursement for our products by third party payers, there may be no commercially viable markets for our product candidates or the markets may be much smaller than expected.

The availability and amount of reimbursement by governmental and other third party payers affect the market for our product candidates. The efficacy, safety, performance and cost-effectiveness of our product candidates and of any competing products will determine the availability and level of reimbursement. We believe that reimbursement may be subject to increased restrictions both in the U.S. and in international markets in the future. New legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis. In addition, third party payers continually attempt to minimize or reduce the costs of healthcare by challenging the prices charged for healthcare products and services.

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

If our products are approved for marketing in the U.S., our customers will most likely file claims for reimbursement with government programs such as Medicare and Medicaid. As a result, we may be subject to the federal False Claims Act if we knowingly “cause” the filing of false claims. Violations may result in substantial civil penalties, including treble damages. The federal False Claims Act also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the healthcare industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers.

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

We do not have a sales organization in the U.S. and have limited experience as a company in the sales, marketing and distribution of medical devices. We plan to establish our own sales force to market our cryoablation system in the U.S. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. We may choose to contract with third parties, including distributors or agents, to perform sales, marketing and distribution services in the U.S. If we enter into arrangements with third parties to perform sales, marketing and distribution services in the U.S., our product revenues could be lower than if we directly sold, marketed and distributed our cryoablation system, or any other product that we may develop. Furthermore, if we enter into co-promotion or other marketing and sales arrangements with third parties, any revenues received will depend in part on the skills and efforts of these third parties, and we do not know whether these efforts will be successful. Some or all of our future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote their best efforts to marketing our products.

We have entered into a distribution agreement with CryoCor GmbH, our wholly-owned subsidiary organized under the laws of Germany to sell our products in The Netherlands, Germany, Belgium, and Luxembourg. We have also signed distribution agreements with third parties in Europe to market and sell our cryoablation system in Italy and the United Kingdom. These distribution agreements are generally short-term in duration, and we will have to pursue alternative distributors if we or our distributors terminate or the agreements are not renewed. If our relationships with our distributors do not progress as anticipated, if we are unable to identify alternative distributors, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed. We anticipate that we will have to enter into additional distribution arrangements to market and sell our cryoablation system internationally.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. We may be subject to product liability claims, including frivolous lawsuits, if our cryoablation system causes, or appears to have caused, an injury. Claims may be made by consumers, healthcare providers, third party strategic collaborators or others selling our products. Although we have product liability and clinical trial liability insurance that we believe is appropriate for our company, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

We are highly dependent upon our senior management and scientific staff, particularly Dr. Gregory M. Ayers, our Chief Executive Officer. The loss of services of Dr. Ayers, or one or more of our other members of senior management, could delay or prevent the successful completion of our pivotal trials or the commercialization of our cryoablation system in the U.S. Although we have employment agreements with each of our executive officers, their employment with us is “at will,” and each executive officer can terminate his agreement with us at any time. We do not carry “key person” life insurance on any of our officers other than Dr. Ayers. This insurance may not continue to be available on commercially reasonable terms and may prove inadequate to compensate us for the loss of his services.

Our vice president of research and development recently left CryoCor and we may need to hire a replacement. We will need to hire additional qualified scientific, commercial, regulatory, quality assurance and control and administrative personnel as we continue to expand our manufacturing, research and development activities. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among medical device companies. Our offices are located in San Diego, where competition for personnel with healthcare industry skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, or if we lose current employees, we may be unable to continue our development and any commercialization activities.

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

Legislative and regulatory proposals to amend the FDA regulatory and healthcare systems could impact our ability to sell our products profitably, if at all. In the U.S. in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted.

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

Our stock price has been and may continue to be volatile. The stock market in general and the market for small medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock will be determined in the marketplace and may be influenced by many factors, including:

•	results of our clinical trials;

•	developments, disputes or litigation concerning patents or other proprietary rights;

•	failure of any of our product candidates, if approved for commercial sale, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of October 15, 2005, beneficially owned approximately 65% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. Other than the interference proceedings previously described under the heading “Legal Proceedings” in our Form 10-Q for the period ending June 30, 2005, filed with the Securities and Exchange Commission on August 26, 2005, we are not currently involved in any material legal proceedings.

Item 2.	Use of Proceeds

Our first Registration Statements on Form S-1 (Reg. Nos. 333-123841 and 333-126582), as amended, relating to our initial public offering became effective July 13, 2005, and the offering commenced the same day. The offering has been terminated. The net offering proceeds to us after deducting underwriters’ discounts and commissions and expenses totaled approximately $35.4 million. Of the net offering proceeds, through September 30, 2005, approximately $1.5 million of the net proceeds have been used for research and development activities, which include clinical trial activities, approximately $456,000 have been used for sales and marketing activities, and approximately $921,000 have been used for working capital and general corporate purposes. We have invested the balance of the net proceeds of the offering in short-term, interest-bearing, investment-grade securities. We cannot predict whether the proceeds will yield a favorable return.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 6, 2005, our stockholders acted by written consent to approve and adopt (i) an amendment to our Amended and Restated Certificate of Incorporation then in effect, or the Pre-IPO Certificate, in order to effect a 1-for-31 reverse split of our Common Stock immediately prior to the effective time of the initial public offering, (ii) an amendment and restatement of our Pre-IPO Certificate, as amended by the amendment discussed above, in order to, among other things, delete the provisions in the Pre-IPO Certificate designating the rights and preferences of our Preferred Stock, all of which was converted into Common Stock immediately prior to the closing of our initial public offering, adjust the authorized number of shares of Common Stock to 75,000,000 shares, provide for 5,000,000 shares of undesignated Preferred Stock and provide for certain stockholder protection measures; (iii) an amendment to our Bylaws then in effect, or the Pre-IPO Bylaws, to among other things, delete the provisions in the Pre-IPO Bylaws that were not applicable to public companies and to provide for certain stockholder protection measures; and (iv) the 2005 Equity Incentive Plan, 2005 Employee Stock Purchase Plan, 2005 Non-Employee Directors’ Stock Option Plan and form of Indemnity Agreement for our executive officers and directors.

Stockholders holding an aggregate of 4,343,750 shares of Common Stock, 1,620,368 shares of Series B Preferred Stock, 4,085,640 shares of Series C Preferred Stock and 123,779,301 shares of Series D Preferred Stock approved the matters set forth above, which were contained in the written consent, and stockholders holding approximately 4,219,984 shares of Common Stock, 291,456 shares of Series A Preferred Stock, 370,370 shares of Series C Preferred Stock and 15,196,572 shares of Series D Preferred Stock did not vote with respect to the matters set forth above, which were contained in the written consent. The above action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation.

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

Date: November 7, 2005

CryoCor, Inc.

By:	/s/ GREGORY J. TIBBITTS
Gregory J. Tibbitts
Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)