Form 10-Q
period 2006-03-31
CRYOCOR INC
filed 2006-05-09
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of April 30, 2006 was 10,754,977.

CRYOCOR, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CryoCor, Inc.

Consolidated Balance Sheets

(in thousands except share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,911	$10,583
Short-term investments	19,841	20,363
Accounts receivable, net	191	100
Inventories, net	1,023	718
Prepaid expenses and other current assets	587	756

Total current assets	28,553	32,520
Property and equipment, net	717	680
Other assets	249	244

Total assets	$29,519	$33,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$261	$488
Accrued compensation	651	758
Accrued clinical development liabilities	831	751
Accrued liabilities	338	427
Deferred revenue	294	205
Capital lease obligation, current portion	—	2

Total current liabilities	2,375	2,631
Long-term debt	6,642	6,570
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,754,977 and 10,643,999 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	11	11
Additional paid in capital	94,653	99,089
Deferred stock compensation	—	(4,964)
Accumulated other comprehensive income	69	67
Accumulated deficit	(74,231)	(69,960)

Total stockholders’ equity	20,502	24,243

Total liabilities and stockholders’ equity	$29,519	$33,444

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Product sales	$113	$329
Operating expenses:
Cost of sales	763	723
Research and development	1,531	1,684
Selling, general and administrative	2,131	1,493

Total costs and expenses	4,425	3,900

Loss from operations	(4,312)	(3,571)
Interest income	311	20
Interest expense	(270)	(89)

Net loss	(4,271)	(3,640)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,328)
Cumulative dividends on Series C preferred stock	—	(59)

Net loss attributable to common stockholders	$(4,271)	$(5,027)

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(71.12)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	10,661	71

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Net loss	$(4,271)	$(3,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	126
Non-cash stock based compensation	455	392
Amortization of warrants	72	15
Amortization of premium/discount on short-term investments.	16	—
Changes in operating assets and liabilities:
Accounts receivable	(88)	(84)
Inventories	(302)	9
Prepaid expenses and other assets	164	(643)
Accounts payable	(229)	436
Deferred revenue	85	(41)
Accrued liabilities	(110)	(287)

Net cash used in operating activities	(4,130)	(3,717)
Investing activities
Purchases of property and equipment	(114)	(59)
Purchases of investments	(4,234)	—
Maturities of investments	4,750	—

Net cash provided by (used in) investing activities	402	(59)
Financing activities
Proceeds from exercise of stock options	66	133
Proceeds from long-term debt	—	7,000
Principal payments on capital lease	(2)	(27)
Principal payments on long term debt	—	(2,084)

Net cash provided by financing activities	64	5,022
Effect of exchange rate changes on cash and cash equivalents	(8)	(3)

Net increase in cash and cash equivalents	(3,672)	1,243
Cash and cash equivalents at beginning of period	10,583	5,436

Cash and cash equivalents at end of period	$6,911	$6,679

Supplemental disclosures of cash flow information:
Cash payments for interest	$268	$71

See accompanying notes.

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Basis of Presentation

Organization

CryoCor, Inc. (“CryoCor” or the “Company” or “we”), a Delaware corporation, is a medical technology company that has developed and manufactures a minimally invasive, disposable catheter system based on proprietary cryoablation technology for the treatment of cardiac arrhythmias.

In 2001, the Company established a wholly owned German subsidiary, CryoCor GmbH, in order to market and support the Company’s products to the European community. In 2002, the Company received European regulatory approval for the commercial sale of the Company’s products. The majority of the Company’s revenues relate to sales by CryoCor GmbH. In November 2005, the Company announced its intention to restructure CryoCor GmbH and sell its products directly through distributors. The Company has recorded charges of approximately $107,000 in restructuring costs as of March 31, 2006 and $77,000 remains accrued at that date. This restructuring is expected to be completed during 2006 and the Company expects to incur additional restructuring costs of approximately $192,000 related to contract termination costs.

In January 2006, we received a non-approvable letter from the United States Food and Drug Administration related to our application for premarket approval for the cardiac arrhythmia, atrial flutter. As a result of that letter, we restructured our operations in early March 2006 whereby we reduced our staffing levels in order to reduce our monthly cash requirements. As of March 31, 2006, we had recorded severance expenses of $207,000 and sales and marketing contract termination expenses of $50,000 associated with our restructuring, of which $242,000 remains accrued at that date. We anticipate accruing an additional $80,000 in severance expense during the second quarter of 2006 as we complete our personnel restructuring. We believe approximately $233,000 of these costs will be paid by the second quarter of 2006. The Company’s San Diego facilities are not impacted by the restructuring plan. We expect all restructuring activities to be substantially completed by July 2006.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed on March 24, 2006 with the Securities and Exchange Commission (“SEC”).

With the completion of our initial public offering, which resulted in net proceeds to the Company of $35.4 million, the Company believes that it has sufficient working capital to fund its operations at least through December 31, 2007. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenue adequate to support its cost structure. The Company does not anticipate having significant commercial operations until 2007, if at all; therefore, it will need to obtain additional financing to fund its operations until it becomes cash flow positive. There can be no assurances that there will be sufficient amounts of financing available at the time the Company seeks to raise additional capital.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Balance Sheet Details

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2006 and December 31, 2005, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds and U.S. government securities, which were unrestricted as to withdrawal or use.

Investment Securities

Investment securities consist of high-grade auction rate securities and United States government and corporate debt securities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for the period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities have not been material for any period presented. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. As of March 31, 2006 and December 31, 2005, the contractual maturity of all investment securities was less than one year.

The composition of investments and gross unrealized losses at March 31, 2006 is as follows (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Corporate debt securities	15,645	—	(35)	15,610
U.S. government securities	4,242	—	(11)	4,231

	$19,887	$—	$(46)	$19,841

The composition of investments and gross unrealized losses at December 31, 2005 is as follows (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Corporate debt securities	15,924	—	(48)	15,876
U.S. government securities	4,495	—	(8)	4,487

	$20,419	$—	$(56)	$20,363

Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$706	$504
Work-in-progress	41	94
Finished goods	325	170

	1,072	768
Less reserves for excess and obsolete inventories	(49)	(50)

Inventory, net	$1,023	$718

At March 31, 2006, we had purchase commitments outstanding totaling approximately $120,000 for console materials, in addition to $686,000 in console inventory which is recorded within inventory on our balance sheet. This total inventory represents approximately 15 consoles in finished goods, components to build an additional 16 complete consoles, and raw materials that could be used to build additional consoles, all of which will be needed in either 2007 or 2008 to the extent we are able to commercialize our products in the United States. These materials are not expected to be obsolete in the time period anticipated for commercialization.

Long-Term Debt

In March 2005, the Company entered into an agreement whereby it borrowed $7.0 million from a financial institution. As part of this transaction, the Company paid off its existing term loan which had an outstanding balance of $1.8 million at the time of the pay off. This facility places restrictive covenants on the Company’s operations, which preclude the Company from incurring new debt or placing liens on its assets, disposing of property, making dividend payments or distributions to stockholders, or entering into transactions that would result in a change of control. The new debt facility bears interest at a rate of 11.25% per annum, and requires monthly interest-only payments through June 2007, at which time all remaining principal is due and payable. In conjunction with the facility, the Company issued two warrants to purchase a total of 68,288 shares of common stock. The fair value of the warrants was $657,000 based upon an estimated fair value upon the date of grant of $13.43 per common share, an estimated life of six years, a volatility rate of 70% and a risk free interest rate of 4.34%. The fair value of the warrant was recorded as a discount to the new debt facility and is being amortized to interest expense on a straight-line basis over the term of the loan. The remaining unamortized fair value of the warrants is $358,000 at March 31, 2006. The warrants are exercisable through 2015.

3.	Stock-Based Employee Compensation

Share-based Employee Compensation Plans

The Company currently has three active share-based employee compensation plans: the 2000 Stock Option Plan (“2000 Plan”), the 2005 Equity Incentive Plan (“2005 Plan”) and the 2005 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2006, 1,523,541 shares of the Company’s common stock were reserved for issuance upon exercise of options granted by the Company and 118,810 shares were available for future grant for issuance under the 2000 Plan and the 2005 Plan combined. As of March 31, 2006, the Company had issued 4,025 shares over the life of our ESPP, and 157,265 shares were reserved for future issuance under the ESPP.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) as interpreted by the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), using the prospective method and the modified prospective method, therefore we have not restated our financial results for prior periods. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had used the minimum value method of measuring these options for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized in the three months ended March 31, 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

During 2004 and 2005, prior to the completion of our initial public offering, stock options were granted at exercise prices that were below the deemed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation was recorded during 2004 and 2005 in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). The deferred stock compensation was being amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. In accordance with SFAS 123(R), the Company reversed the balance of deferred compensation from shareholders’ equity on the date of adoption but, as noted above, continues to recognize the related compensation cost in the statement of operations.

Compensation Costs

The compensation costs that have been included in our results of operations that we recognized on our statement of operations for these employee share-based compensation arrangements were as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Share-based compensation costs included in:
Cost of sales	$89	$26
Research and development	99	161
Selling, general, and administrative	262	180

Total share-based compensation costs	450	367
Income tax benefit recognized	—	—

	$450	$367

Because the amount of share-based compensation associated with our cost of production is not significant, we did not capitalize any share-based compensation cost as part of inventory during the three months ended March 31, 2006, or for any periods in 2005. Net cash proceeds from the exercise of stock options were $68,000 for the three month period ended March 31, 2006. Because of our net operating loss, no income tax benefit was realized from stock option exercises during the three month period ended March 31, 2006.

There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable companies. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. We utilized this approach since our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended
	March 31, 2006	March 31, 2005
Expected volatility	78%	70%
Expected term	5.52 years	6 years
Risk-free interest rate	4.69%	3.25%
Expected dividends	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of March 31, 2006 and activity during the three months then ended are as follows (in thousands, except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	1,085,914	$1.32
Options granted	633,500	$2.97
Options exercised	(109,892)	$0.62
Options forfeited	(85,981)	$1.37

Options outstanding at March 31, 2006	1,523,541	$2.05	9.05	$2,185

Options vested and exercisable at March 31, 2006	284,590	$1.79	8.05	$635

Of the options outstanding at March 31, 2006, 1,449,921 of the shares are vested or are expected to vest, and have a weighted average exercise price of $2.04 and an intrinsic value of $2.2 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2006 (“in-the-money options”). The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $2.97 and $13.33, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $244,000.

As of March 31, 2006, $5.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to purchase our stock through payroll deductions at 85% of the lower of the closing prices for the stock at the beginning of the Offering or the end of the purchase period. Purchases are limited to 15% of each employee’s compensation and cannot exceed an amount set by the Board of Directors. In addition, the Board of Directors has specified a maximum number of shares of Common Stock that may be purchased by any Participant on any Purchase Date during the current Offering of 483 shares.

The fair value of each option element of the ESPP is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable companies. Expected term represents the four purchase periods within the 24-month offering period for the ESPP. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Three months ended March 31, 2006
Expected volatility	78%
Expected term	0.5 - 2 years
Risk-free interest rate	2.0% -3.0%
Expected dividends	0%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $76,000 and $133,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2006 and 2005.

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

	Three months ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(4,271)	$(5,027)

Denominator:
Weighted-average common shares outstanding	10,687	108
Weighted-average unvested common shares subject to repurchase	(26)	(37)

Denominator for basic and diluted net loss per share attributable to common stockholders	10,661	71

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(71.12)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation
Redeemable convertible preferred stock (1)	—	4,980
Convertible preferred stock (1)	—	1,571
Options to purchase common stock	1,524	1,113
Warrants to purchase common and convertible preferred stock	83	235

	1,607	7,899

(1)	Preferred stock is shown on an if-converted to common stock basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory approvals, if any, for our cryoablation system in the United States for use in treating atrial flutter, or AFL, and atrial fibrillation, or AF, the timing for when we will complete enrollment in our AF pivotal trial and submit an application for premarket approval, or PMA, for AF, the timing and ability to amend our PMA for AFL, statements related to our restructuring, the timing for product sales in the United States, if any, our anticipated continuing net losses and anticipated increases in selling, general and administrative expenses, the amount and timing of future spending to develop existing and new product candidates, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-Q based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the United States for our cryoablation system for use in treating AFL and AF, risks associated with our ability to complete enrollment in our AF pivotal trial and submit a PMA for AF, risks involved with our estimates of the size, make-up and costs involved with the Company’s restructuring, risks involved with our ability to reduce our cash burn, risks associated with our ability to amend our PMA for AFL and ultimately receive approval from the United States Food and Drug Administration, or FDA, for the use of our cryoablation system to treat AFL, risks associated with our ability to successfully commercialize our cryoablation system in the United States and elsewhere if our cryoablation system is approved for use in the United States, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, risks associated with our ability to obtain additional financing as necessary, and the other risks and uncertainties identified in the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-Q. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-Q to reflect actual results, changes in our expectations, or otherwise. The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, including related notes, appearing in the Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC.

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

We obtained our CE Mark in early 2002 and are approved in Europe for the treatment of AF, AFL and other supraventricular tachycardias. We began our United States pivotal trial for AFL in late 2003 and our United States pivotal trial for AF in late 2004. In July 2005, we submitted the final module of our PMA for AFL to the United States Food and Drug Administration, or FDA, which included the safety and effectiveness results of our clinical trial. In January 2006, we were notified by the FDA that our PMA for the treatment of AFL was not approvable as submitted at present. The FDA stated that the data presented did not meet the FDA’s chronic efficacy criteria. We are evaluating whether we should amend our PMA for the treatment of AFL in 2006 based on a different analysis of chronic efficacy. There can be no assurance that we will decide to amend our PMA for the treatment of AFL, or if we do, that the FDA will accept our analysis or approve the PMA.

As a result of this non-approvable letter, we restructured our operations and reduced our staffing levels to reduce our monthly cash requirements in early March 2006. This restructuring has reduced our manufacturing capabilities, impacted the timing of some of our internal research and development efforts, and reduced our ability to expand our commercial presence in Europe, but has not impacted our ability to conduct our AF pivotal trial or delayed our efforts to introduce our next generation catheter, Quantum, in clinical testing. We believe, and the FDA has informally indicated to us, that its decision not to approve our cryoablation system for the treatment of AFL based on the data we submitted does not impact our ongoing AF pivotal trial. If our AF clinical trial and the regulatory review proceed as anticipated, we may receive regulatory approval in the United States for our cryoablation system for the treatment of AF in 2008.

At present, we are currently selling our products in Germany, Belgium, and the Netherlands. In addition, we have a distribution agreement for the sale of our cryoablation system in the United Kingdom. We may expand our current network of distributors, however our recent restructuring is expected to delay our commercial expansion in Europe and we may never sign additional distribution agreements. If we obtain marketing approval from the FDA, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner.

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

Clinical Status

In July 2005, we submitted the final module of our PMA for AFL, with the results of our clinical trial, to the FDA. During 2005, our San Diego facility was inspected by the FDA, and we had continuous discussions with the FDA about the information included in our PMA. In January 2006, we were notified by the FDA that our PMA for the treatment of AFL was not approvable as submitted at present. The FDA stated that the data presented did not meet the FDA’s chronic efficacy criteria. We are evaluating whether we should amend our PMA for the treatment of AFL in 2006 based on a different analysis of chronic efficacy. There can be no assurance that we will decide to amend our PMA for the treatment of AFL, or if we do, that the FDA will accept our analysis or approve the PMA.

We are continuing to enroll patients for our pivotal trial for AF that began in December 2004, and have enrolled 118 patients as of May 2, 2006. We currently have 22 clinical sites that are open for patient enrollment and we do not expect to open additional clinical sites. At our expected patient enrollment rate of between 5-10 patients per month, we believe we will complete enrollment in our AF pivotal trial by the second half of 2006, with an expected PMA submission to the FDA in the second half of 2007. We believe, and the FDA has informally indicated to us, that their decision at present to not approve our cryoablation system for the treatment of AFL does not impact our ongoing AF pivotal trial.

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

Research and Development Expenses. Our research and development expenses primarily consist of costs incurred to further our research and development activities and include salaries and related employee benefits, including non-cash stock-based compensation, costs associated with clinical trials, pre-clinical activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contracts with research organizations, which conduct certain research and development activities on our behalf. We expense research and development costs as they are incurred.

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

Three months ended March 31, 2006 and 2005

Product Sales. Product sales decreased $216,000 to $113,000 for the three months ended March 31, 2006, compared to $329,000 for the three months ended March 31, 2005. The decrease was due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary. The decreased level of sales activity is anticipated to recur for the foreseeable future, and we anticipate that we will enter into additional markets in Europe only in the event that our product is approved in the United States. We had $294,000 in deferred revenue as of March 31, 2006 related to catheters that have been shipped to European customers, but for which product sales revenue may not yet be recognized under our revenue recognition policies.

Cost of Sales. Cost of sales increased $40,000 to $763,000 for the three months ended March 31, 2006, compared to $723,000 for the three months ended March 31, 2005. These results are comparable, period to period, and are high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the three months ended March 31, 2006 and 2005 were non-cash stock-based compensation of $89,000 and $26,000, respectively.

Research and Development Expenses. Research and development expense decreased $153,000 to $1.5 million for the three months ended March 31, 2006, compared to $1.7 million for the three months ended March 31, 2005. The decrease in 2006 was primarily related to lower personnel costs of $348,000 and lower non-cash stock-based compensation expense of $64,000 due to decreased headcount, offset by severance expenses of $85,000 related to our restructuring and increased costs of $144,000 associated with growing enrollment in our AF pivotal trial. Included in research and development expenses for the three months ended March 31, 2006 and 2005 were non-cash stock-based compensation of $100,000 and $164,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $638,000 to $2.1 million for the three months ended March 31, 2006, compared to $1.5 million for the three months ended March 31, 2005. The increase was primarily due to increased cash and non-cash costs associated with our sales and market efforts of $310,000, severance costs associated with our restructuring of $155,000, and general increased costs associated with being a public company. Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 were non-cash stock-based compensation of $266,000 and $201,000, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of March 31, 2006, we had an accumulated deficit of $74.2 million. We have funded our operations to date from private placements of equity and debt securities for aggregate net cash proceeds of $51.2 million through March 31, 2006, as well as bank debt and the proceeds of our initial public offering, which was closed in July 2005 and raised aggregate net proceeds of $35.4 million after deducting underwriting expenses and commissions and transaction costs. Concurrent with the closing of the initial public offering, all of our outstanding preferred shares converted into shares of common stock.

As of March 31, 2006, we had long-term debt and capital lease obligations outstanding of $7.0 million (excluding debt discount for warrants of $358,000), working capital of $26.2 million and cash and cash equivalents and short-term investments totaling $26.8 million. We currently invest our cash in money market funds and United States government or corporate bond securities. Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital through 2007. In March 2005, we entered into a debt facility and borrowed $7.0 million thereunder. As part of that transaction, we repaid in full an outstanding bank loan of $1.8 million. The new debt facility bears interest at a rate of 11.25% per year and requires interest-only payments through June 2007, at which time the principal is due and payable.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $413,000 to $4.1 million for the three months ended March 31, 2006, compared to $3.7 million for the three months ended March 31, 2005. The net cash used in both of these periods primarily reflects the net loss for each period, offset in part by depreciation and amortization, non-cash stock-based compensation, amortization of debt discount and changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased $461,000 to $402,000 for the three months ended March 31, 2006, compared to $59,000 used in investing activities for the three months ended March 31, 2005. Cash provided by investing activities relates to purchases and maturities of short-term investments as well as purchases of property and equipment. The increase in net cash provided by investing activities for the three months ending March 31, 2006 is related to purchases and maturities of short-term investments subsequent to the receipt of proceeds from the Company’s initial public offering in July 2005.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $5.0 million to $64,000 for the three months ended March 31, 2006, compared to $5.0 million for the three months ended March 31, 2005. Net cash provided by financing activities during the three months ended March 31, 2006 was primarily attributable to cash inflows from the exercise of CryoCor stock options by employees. Net cash provided by financing activities during the three months ended March 31, 2005 was primarily attributable to borrowing under the Company’s new debt facility of $7.0 million, offset by the $1.8 million pay-off of an existing term loan and payments on capital leases.

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

We do not expect to generate significant product revenues unless and until we obtain marketing approval for and begin selling our cryoablation system in the United States. We believe that our cash, cash equivalent and short-term investment balances, will be sufficient to meet our anticipated cash requirements through 2007. If our available cash, cash equivalents and short-term investments are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities would result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical and commercial activities, and research and development efforts, which could harm our business.

On February 21, 2006, we issued a press release announcing that we will be implementing a restructuring plan intended to reduce our burn rate and to permit us to finance ourselves with our existing cash, cash equivalents and short-term investments through 2007. The decision to implement a restructuring plan was in response to the communication that we received from the FDA informing us that our PMA for the treatment of AFL using our cryoablation system is not approvable at present based on the data we submitted. Our Board of Directors approved the restructuring plan on February 14, 2006. The restructuring plan includes:

•	a reduction in our workforce by approximately one-third; and

•	postponement of some R&D programs, with possible elimination of others.

As of March 31, 2006, we had recorded severance expenses of $207,000 and sales and marketing contract termination expenses of $50,000 associated with our restructuring, of which $242,000 remains accrued at that date. We anticipate accruing an additional $80,000 in severance expense during the second quarter of 2006 as we complete our personnel restructuring. We believe approximately $233,000 of these costs will be paid by the second quarter of 2006. The Company’s San Diego facilities are not impacted by the restructuring plan. We expect all restructuring activities to be substantially completed by July 2006.

We anticipate spending at least $3.3 million in external costs between April 2006 and September 2007 for clinical trials and regulatory activities related to using our cryoablation system to treat AFL and AF, including estimated regulatory counsel costs related to possibly amending our PMA for AFL in 2006 and an anticipated clinical trial for our next generation catheter, Quantum. As of March 31, 2006, we believe the total costs for our clinical trials for AFL and AF and the development of our existing product candidates will require approximately $7.5 million between April 2006 and September 2007, with a portion of our remaining cash, cash equivalents and short-term investments being used to prosecute and maintain our intellectual property portfolio, to fund our facility, manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period.

At present, we have a wholly owned subsidiary in Cologne, Germany that previously sold our products in Germany, Belgium, and the Netherlands, and we are in the process of closing the subsidiary. As of March 31, 2006, we have recorded charges of $107,000 for the closing of our subsidiary to date and $77,000 remains accrued at that date. We anticipate incurring additional expenses of $192,000, primarily in the second quarter of 2006. We have signed distribution agreements for the sale of our cryoablation system in the United Kingdom. We may expand our current network of distributors, however our recent restructuring is expected to delay our commercial expansion in Europe, and we may never sign additional distribution agreements. If we obtain marketing approval from the FDA, we plan to commercialize in the United States with our own sales force.

We have filed requests with the United States Patent and Trademark Office, or USPTO, seeking to invoke interference proceedings involving two patents owned by CryoCath Technologies, Inc. and two of our patent applications to determine who was the first to invent certain primary and pre-cooling refrigeration system designs, and certain heat exchanger designs. If we are not successful in these proceedings, we could fail to get rights to certain patent claims. Although we do not believe this finding would be material to our ability to operate, we believe an award of these rights to us may have a material effect on CryoCath’s ability to compete with us in the United States. We may incur substantial costs in pursuit of these proceedings.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Form 10-Q, and in our other securities filings filed with the SEC. We have based these estimates on assumptions that may prove to be wrong, and we may be required to utilize our available capital resources sooner than we currently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	our ability to obtain FDA approval or other regulatory approval for our products;

•	the costs and timing of seeking regulatory approvals, including costs associated with analyzing the data associated with, and potentially amending, our PMA for AFL as well as a potential FDA advisory panel review;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support applications for marketing approval of the desired indications;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the extent and level of reimbursement for cryoablation;

•	the commercial acceptance of our product following the initiation of our sales efforts in the United States;

•	the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

At March 31, 2006, we had purchase commitments outstanding totaling approximately $120,000 for console materials, in addition to $686,000 in console inventory which is recorded within inventory on our balance sheet. This total inventory represents approximately 15 consoles in finished goods, components to build an additional 16 complete consoles, and raw materials that could be used to build additional consoles. These consoles will be needed for our United States commercial launch, if we obtain regulatory approval of our cryoablation system from the FDA. We anticipate that we would need to purchase and build additional consoles in addition to our existing inventory levels to be able to sell and market in the United States.

We also have service agreements with clinical sites, individuals and contract research organizations for the conduct of our AF pivotal trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we have accrued approximately $775,000 in fees and expenses through March 31, 2006 payable in connection with our AF pivotal trial. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cash outlay of completing our AF pivotal trial and submitting a PMA for the treatment of AF with our cryoablation system will be approximately $2.3 million between April 2006 and September 2007. However, due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur. We expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants and related legal expenses.

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

Stock-Based Compensation

We have three share-based compensation plans: two stock option programs and an employee stock purchase plan. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related guidance, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of the SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), as interpreted by the SEC’s Staff Accounting Bulletin No. 107, or SAB 107, using the prospective method and the modified prospective method, therefore we have not restated our financial results for prior periods. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had used the minimum value method of measuring these options for pro forma disclosure purposes under SFAS 123. We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized in the three months ended March 31, 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

During 2004 and 2005, prior to the completion of our initial public offering, stock options were granted at exercise prices that were below the deemed fair value of the common stock on the date of grant. Accordingly, in accordance with APB 25, deferred stock compensation was recorded during 2004 and 2005 and was being amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. In accordance with SFAS 123(R), the Company reversed the balance of deferred compensation from shareholders’ equity on the date of adoption but, as noted above, continues to recognize the related compensation cost in the statement of operations.

As a result of adopting SFAS 123(R), we recognized additional share-based employee compensation expense of $34,000 during the three months ended March 31, 2006 in addition to $416,000 in compensation expense previously recorded under APB 25. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of March 31, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $5.6 million, which we expect will be recognized over a weighted-average period of 2.6 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

We issue stock options to non-employees, generally for services, which we account for under the provisions of SFAS 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. These options are valued using the Black-Scholes option valuation model and are subject to periodic adjustment as the underlying options vest. Changes in fair value are amortized over the vesting period on a straight-line basis.

Inventory

As of March 31, 2006, we had raw materials, work-in-process and finished goods console inventory totaling $686,000 as well as open purchase commitments totaling $120,000 for console components ordered that will be received and paid for during 2006. This total inventory represents approximately 15 consoles in finished goods, components to build an additional 16 complete consoles, and raw materials that could be used to build additional consoles. Further, at March 31, 2006, we had disposables inventory totaling $337,000, of which $276,000 is raw materials. This inventory level represents approximately 1,800 – 1,900 finished catheters. We evaluated whether these levels of console and catheter inventory was excessive based upon the recent communication from the FDA indicating that our cryoablation system was not approvable at present for the treatment of atrial flutter. We concluded that the existing inventory levels, including the open purchase commitments, were not excessive for the following reasons:

Consoles

•	completed consoles can be deployed in Europe where our product has been approved for sale;

•	we expect to need between 125 to 160 consoles to effectively commercialize our product in the United States;

•	we believe we will receive approval to sell our product in the United States in either 2007 or 2008; and

•	the console is not subject to obsolescence in the time period contemplated for commercialization.

Disposables

•	we anticipate the sale of approximately 900 catheters in Europe in 2006 and 2007;

•	we believe we will receive approval to sell our product in the United States in either 2007 or 2008; and

•	the catheter raw materials are not subject to obsolescence in the time period contemplated for commercialization.

Based on the above, we concluded that no reserves were needed at March 31, 2006 for either the existing console and catheter inventory or the materials on order, to be delivered in 2006. We will continue to evaluate these inventory levels based on our clinical progress.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. Other than the interference proceedings previously described under the heading “Legal Proceedings” in our Form 10-K for the period ending December 31, 2005, filed with the Securities and Exchange Commission on March 24, 2006, we are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors.

The risk factors set forth below do not contain any material changes from the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of March 31, 2006, we had an accumulated deficit of $74.2 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $4.3 million for the three months ended March 31, 2006 and $17.1 million, $15.8 million and $11.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We believe that the net proceeds from our initial public offering, together with our existing cash, cash equivalents and short-term investment balances, will be sufficient to meet our anticipated cash requirements through 2007. However, our future funding requirements will depend on many factors, including but not limited to:

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

We will need separate FDA approval supported by a separate clinical trial for each proposed indication for our cryoablation system. We intend to seek FDA approval of our cryoablation system to treat both AFL and AF, and will only be able to market our cryoablation system for an indication for which we receive FDA approval. If the FDA does not approve our cryoablation system for treating both AFL and AF, we intend to market our cryoablation system only for the indication for which we receive FDA approval. For each indication, the FDA’s marketing approval process is expensive and the outcome is uncertain. To obtain FDA marketing approval, we are required to submit detailed and comprehensive scientific data demonstrating safety and effectiveness of our cryoablation system to the FDA’s satisfaction. The marketing approval process also requires passing FDA inspection of our manufacturing facilities and of the clinical trial records for data integrity and compliance with regulatory requirements. The FDA’s PMA approval review process generally takes one to three years after filing, but may take longer. In addition, if we amend our PMA for AFL, the FDA process for reviewing our amended PMA could take one to three years after filing of the amended PMA. The FDA has not approved any medical device for treating AF and has approved four devices for AFL, all of which use radiofrequency, or RF, energy.

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

We have signed distribution agreements with third parties in Europe to market and sell our cryoablation system in the United Kingdom. We may seek additional distribution agreements to sell our cryoablation system in other countries in Europe, however our recent restructuring will delay commercial expansion in Europe, and we may never sign additional distribution agreements. If our relationships with our distributors do not progress as anticipated, if we are unable to identify alternative distributors, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed. We are closing our subsidiary in Germany through which we historically distributed our product in Belgium, the Netherlands and Germany and we may no longer sell our product in these geographic areas.

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

We are highly dependent upon our senior management and scientific staff. The loss of services of one or more of our members of senior management could delay or prevent the successful completion of our pivotal trials or the commercialization of our cryoablation system in the United States. Although we have employment agreements with each of our executive officers, their employment with us is “at will,” and each executive officer can terminate his agreement with us at any time. We do not carry this insurance on any of our current executive officers.

Our vice president of research and development and our vice president of regulatory, quality and clinical affairs left CryoCor in October 2005 and January 2006, respectively, and we may need to hire replacements. In the event we need to hire additional qualified scientific, commercial, regulatory, quality assurance and control and administrative personnel, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among medical device companies. Our offices are located in San Diego, where competition for personnel with healthcare industry skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, or if we lose current employees, we may be unable to continue our development and any commercialization activities.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of April 30, 2006, beneficially owned approximately 65.2% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Of the net offering proceeds, through March 31, 2006, approximately $4.8 million of the net proceeds have been used for research and development activities, which include clinical trial activities and approximately $1.7 million have been used for sales and marketing activities. In addition, approximately $1.4 million have been used for our facility, manufacturing and quality system operations, and approximately $2.5 million have been used for working capital and general corporate purposes. We have invested the balance of the net proceeds of the offering in short-term, interest-bearing, investment-grade securities. We cannot predict whether the proceeds will yield a favorable return.

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

Date: May 9, 2006

CryoCor, Inc.

By:	/s/ GREGORY J. TIBBITTS
Gregory J. Tibbitts Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)