Form 10-Q
period 2006-06-30
CRYOCOR INC
filed 2006-08-10
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2006 was 10,768,822.

CRYOCOR, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CryoCor, Inc.

Consolidated Balance Sheets

(in thousands except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,101	$10,583
Short-term investments	18,777	20,363
Accounts receivable, net	187	100
Inventories, net	982	718
Prepaid expenses and other current assets	409	756

Total current assets	25,456	32,520
Property and equipment, net	662	680
Other assets	213	244

Total assets	$26,331	$33,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$159	$488
Accrued compensation	509	758
Accrued clinical development liabilities	821	751
Accrued liabilities	364	427
Deferred revenue	259	205
Short-term debt	6,714	—
Capital lease obligation, current portion	—	2

Total current liabilities	8,826	2,631
Long-term debt	—	6,570
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,763,923 and 10,643,999 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	11	11
Additional paid in capital	95,214	99,089
Deferred stock compensation	—	(4,964)
Accumulated other comprehensive income	81	67
Accumulated deficit	(77,801)	(69,960)

Total stockholders’ equity	17,505	24,243

Total liabilities and stockholders’ equity	$26,331	$33,444

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Product sales	$159	$201	$272	$530
Operating expenses:
Cost of sales	547	874	1,310	1,597
Research and development	1,395	2,131	2,926	3,815
Selling, general and administrative	1,815	1,638	3,946	3,131

Total costs and expenses	3,757	4,643	8,182	8,543

Loss from operations	(3,598)	(4,442)	(7,910)	(8,013)
Interest income	298	25	609	45
Interest expense	(270)	(335)	(540)	(424)

Net loss	(3,570)	(4,752)	(7,841)	(8,392)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,334)	—	(2,662)
Cumulative dividends on Series C preferred stock	—	(43)	—	(102)

Net loss attributable to common stockholders	$(3,570)	$(6,129)	$(7,841)	$(11,156)

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(41.27)	$(0.73)	$(101.59)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	10,749	149	10,705	110

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(7,841)	$(8,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	247
Non-cash stock based compensation	1,010	1,013
Amortization of warrants	143	84
Amortization of premium/discount on short-term investments.	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(79)	46
Inventories	(255)	165
Prepaid expenses and other assets	382	(55)
Accounts payable	(330)	552
Deferred revenue	41	(126)
Accrued liabilities	(241)	225

Net cash used in operating activities	(7,026)	(6,241)
Investing activities
Purchases of property and equipment	(131)	(73)
Purchases of investments	(9,407)	—
Maturities of investments	11,025	—

Net cash provided by (used in) investing activities	1,487	(73)
Financing activities
Proceeds from exercise of stock options	72	139
Deferred costs in connection with initial public offering	—	(1,890)
Proceeds from long-term debt	—	7,000
Principal payments on capital lease	(2)	(49)
Principal payments on long term debt	—	(2,084)

Net cash provided by financing activities	70	3,116
Effect of exchange rate changes on cash and cash equivalents	(13)	(2)

Net decrease in cash and cash equivalents	(5,482)	(3,200)
Cash and cash equivalents at beginning of period	10,583	5,436

Cash and cash equivalents at end of period	$5,101	$2,236

Supplemental disclosures of cash flow information:
Cash payments for interest	$394	$407

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

In 2001, the Company established a wholly owned German subsidiary, CryoCor GmbH, in order to market and support the Company’s products to the European community. In 2002, the Company received European regulatory approval for the commercial sale of the Company’s products. The majority of the Company’s revenues relate to sales by CryoCor GmbH. In November 2005, the Company announced its intention to close CryoCor GmbH and sell its products directly through distributors. The Company has recorded charges of approximately $252,000 in restructuring costs as of June 30, 2006 and $163,000 remains accrued at that date. This restructuring is expected to be completed during 2006 and the Company expects to incur no additional restructuring costs related to this restructuring subsequent to June 30, 2006.

In January 2006, we received a “non-approvable” letter from the United States Food and Drug Administration related to our application for premarket approval for the cardiac arrhythmia, atrial flutter. As a result of that letter, we restructured our operations in early March 2006 whereby we reduced our staffing levels to reduce our monthly cash requirements. As of June 30, 2006, we had recorded severance expenses of $280,000 and sales and marketing contract termination expenses of $50,000 associated with our restructuring, of which $108,000 remains accrued at that date. The Company’s San Diego facilities are not impacted by the restructuring plan and all restructuring activities were substantially completed by July 2006.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed on March 24, 2006 with the Securities and Exchange Commission (“SEC”).

With the completion of our initial public offering, which resulted in net proceeds to the Company of $35.4 million, the Company believes that it has sufficient working capital to fund its operations through December 31, 2007. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenue adequate to support its cost structure. The Company does not anticipate having significant commercial operations until 2007, if at all; therefore, it will need to obtain additional financing to fund its operations until it becomes cash flow positive. There can be no assurances that there will be sufficient amounts of financing available at the time the Company seeks to raise additional capital.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Balance Sheet Details

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2006 and December 31, 2005, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds and U.S. government securities, which were unrestricted as to withdrawal or use.

Investment Securities

Investment securities consist of high-grade auction rate securities and United States government and corporate debt securities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the period presented.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. Interest income is recognized when earned.

As of June 30, 2006 and December 31, 2005, the contractual maturity of all investment securities was less than one year. The composition of investments and gross unrealized losses at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006				December 31, 2005
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate debt securities	17,312	—	(20)	17,292	15,924	—	(48)	15,876
U.S. government securities	1,494	—	(9)	1,485	4,495	—	(8)	4,487

	$18,806	$—	$(29)	$18,777	$20,419	$—	$(56)	$20,363

Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$719	$504
Work-in-progress	29	94
Finished goods	283	170

	1,031	768
Less reserves for excess and obsolete inventories	(49)	(50)

Inventory, net	$982	$718

At June 30, 2006, we had purchase commitments outstanding totaling approximately $100,000 for console materials, in addition to $677,000 in console inventory which is recorded within inventory on our balance sheet. This total inventory represents approximately 13 consoles in finished goods, components to build an additional 16 complete consoles, and components that could be used in building additional consoles. These materials are not expected to be obsolete in the time period anticipated for commercialization. At June 30, 2006, we had disposables inventory totaling $305,000, of which $265,000 is raw materials. This inventory level represents approximately 1,600 finished catheters. We anticipate that the existing inventory levels, including the open purchase commitments, will be needed in either 2007 or 2008 to the extent we are able to commercialize our products in the United States.

Long-Term Debt

In March 2005, the Company entered into an agreement whereby it borrowed $7.0 million from a financial institution. As part of this transaction, the Company paid off its existing term loan which had an outstanding balance of $1.8 million at the time of the pay off. This facility places restrictive covenants on the Company’s operations, which preclude the Company from incurring new debt or placing liens on its assets, disposing of property, making dividend payments or distributions to stockholders, or entering into transactions that would result in a change of control. The new debt facility bears interest at a rate of 11.25% per annum, and requires monthly interest-only payments through June 2007, at which time all remaining principal is due and payable. In conjunction with the facility, the Company issued two warrants to purchase a total of 68,288 shares of common stock. The fair value of the warrants was $657,000 based upon an estimated fair value upon the date of grant of $13.43 per common share, an estimated life of six years, a volatility rate of 70% and a risk free interest rate of 4.34%. The fair value of the warrant was recorded as a discount to the new debt facility and is being amortized to interest expense on a straight-line basis over the term of the loan. The remaining unamortized fair value of the warrants is $286,000 at June 30, 2006. The warrants are exercisable through 2015.

3.	Stock-Based Compensation

Share-based Compensation Plans

The Company currently has three active share-based employee compensation plans: the 2000 Stock Option Plan (“2000 Plan”), the 2005 Equity Incentive Plan (“2005 Plan”) and the 2005 Employee Stock Purchase Plan (“ESPP”). In addition, the Company has a Non-Employee Director Plan (“NED Plan”). As of June 30, 2006, 1,487,646 shares of the Company’s common stock were reserved for issuance upon exercise of options granted by the Company and 252,210 shares were available for future grant for issuance under the 2000 Plan, 2005 Plan and NED Plan combined. As of June 30, 2006, the Company had issued 4,025 shares over the life of our ESPP, and 157,265 shares were reserved for future issuance under the ESPP.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) as interpreted by the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), using the prospective method and the modified prospective method. Therefore, we have not restated our financial results for prior periods. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had previously used the minimum value method of measuring the fair value of these options for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Therefore, unless modified in the future, these options are excluded from the adoption of SFAS 123(R). We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized in the three and six months ended June 30, 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Compensation Costs

The compensation costs that have been included in our results of operations that we recognized on our statement of operations for these employee and non-employee director share-based compensation arrangements were as follows (in thousands):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Share-based employee compensation costs included in:
Cost of sales	$112	$96	$201	$122
Research and development	130	191	229	352
Selling, general, and administrative	302	293	564	473

Total share-based employee compensation costs	544	580	994	947
Income tax benefit recognized	—	—	—	—

Impact on net loss	$544	$580	$994	$947

Because the amount of share-based compensation associated with our cost of production is not significant, we did not capitalize any share-based compensation cost as part of inventory during the three or six months ended June 30, 2006, or for any periods in 2005. Net cash proceeds from the exercise of stock options were $7,000 and $75,000 for the three and six month periods ended June 30, 2006. Because of our net operating loss, no income tax benefit was realized from stock option exercises during the three or six month periods ended June 30, 2006.

There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable medical device companies. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options are expected to be outstanding. We utilized this approach as we believe our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected volatility	78%	0%	78%	0%
Expected term	5.27 years	6 years	5.69 years	6 years
Risk-free interest rate	5.0%	3.25%	4.71%	3.25%
Expected dividends	0%	0%	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of June 30, 2006 and activity during the six months then ended are as follows (in thousands, except share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	1,085,914	$1.32
Options granted	665,755	$2.94
Options exercised	(120,719)	$0.62
Options forfeited	(143,304)	$1.91

Options outstanding at June 30, 2006	1,487,646	$2.04	8.85	$582

Options vested and expected to vest at June 30, 2006	1,427,256	$2.03	8.84	$567

Options vested and exercisable at June 30, 2006	361,161	$1.69	8.07	$227

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2006 (“in-the-money options”). The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $2.03. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $255,000.

As of June 30, 2006, $4.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value of each option element of the ESPP is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable medical device companies. Expected term represents the four purchase periods within a 24-month offering period for the ESPP. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected volatility	78%	78%
Expected term	0.5 - 2 years	0.5 - 2 years
Risk-free interest rate	2.0% - 3.0%	2.0% - 3.0%
Expected dividends	0%	0%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $83,000 and $139,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended June 30, 2006 and 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(3,570)	$(6,129)	$(7,841)	$(11,156)

Denominator:
Weighted-average common shares outstanding	10,758	275	10,722	191
Weighted-average unvested common shares subject to repurchase	(9)	(126)	(17)	(81)

Denominator for basic and diluted net loss per share attributable to common stockholders	10,749	149	10,705	110

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(41.27)	$(0.73)	$(101.59)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:
Redeemable convertible preferred stock (1)	—	5,041	—	5,041
Convertible preferred stock (1)	—	1,574	—	1,574
Options to purchase common stock	1,488	1,090	1,488	1,090
Warrants to purchase common and convertible preferred stock	83	235	83	235

	1,571	7,940	1,571	7,940

(1)	Preferred stock is shown on an if-converted to common stock basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory approvals, if any, for our cryoablation system in the United States for use in treating atrial flutter, or AFL, and atrial fibrillation, or AF, the timing for when we will complete enrollment in our AF pivotal trial and submit an application for premarket approval, or PMA, for AF, the timing of an amendment to our PMA for AFL, statements related to our restructuring, the timing for product sales in the United States, if any, our anticipated continuing net losses and anticipated increases in selling, general and administrative expenses, the amount and timing of future spending to develop existing and new product candidates, including in connection with related clinical trials and PMA filings, if any, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-Q based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the United States for our cryoablation system for use in treating AFL and AF, risks associated with our ability to complete enrollment in our AF pivotal trial and submit a PMA for AF, risks involved with our estimates of the size, make-up and costs involved with the Company’s restructuring, risks associated with our ability to amend our PMA for AFL and ultimately receive approval from the United States Food and Drug Administration, or FDA, for the use of our cryoablation system to treat AFL, risks associated with our ability to successfully commercialize our cryoablation system in the United States and elsewhere if our cryoablation system is approved for use in the United States, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, risks associated with our ability to obtain additional financing as necessary, and the other risks and uncertainties identified in the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-Q. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-Q to reflect actual results, changes in our expectations, or otherwise. The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-Q.

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

We obtained a CE Mark for our cryoablation system in early 2002 and are approved in Europe for the treatment of AF, AFL and other supraventricular tachycardias. We began our United States pivotal trial for AFL in late 2003 and our United States pivotal trial for AF in late 2004. In July 2005, we submitted the final module of our PMA for AFL to the United States Food and Drug Administration, or FDA, which included the safety and effectiveness results of our clinical trial. In January 2006, we were notified by the FDA that our PMA for the treatment of AFL was not approvable as submitted, and that the data presented did not meet the FDA’s chronic efficacy criteria. After receipt of this FDA letter, we retained experts independent of CryoCor to conduct an evaluation of our chronic efficacy data. The evaluation was completed in June 2006, and it determined that, for the patients with a successful initial procedure, more than 80% of those patients did not have a recurrence of atrial flutter in the six month period following treatment. Based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the results of, and the process around, our independent evaluation. We anticipate amending our PMA in the third quarter of 2006; however, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic efficacy criteria and there can be no assurance that we will receive approval for our amended PMA.

As a result of this “non-approvable” letter, in March 2006 we restructured our operations and reduced our staffing levels to reduce our monthly cash requirements. This restructuring has reduced our manufacturing capabilities, impacted the timing of some of our internal research and development efforts, and reduced our ability to expand our commercial presence in Europe, but has not impacted our ability to conduct our AF pivotal trial or delayed our efforts to introduce our next generation catheter, Quantum, into clinical testing. We believe, and the FDA has informally indicated to us, that its decision not to approve our cryoablation system for the treatment of AFL based on the data we submitted does not impact our ongoing

AF pivotal trial. If our AF clinical trial and the regulatory review proceed as anticipated, we may receive regulatory approval in the United States for our cryoablation system for the treatment of AF in 2008.

At present, we are currently selling our products through distributors, and our products are sold in the United Kingdom, Germany, Belgium, the Netherlands and Italy. We may expand our current network of distributors, however our recent restructuring is expected to delay our commercial expansion in Europe and we may never sign additional distribution agreements. If we obtain marketing approval from the FDA, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner.

To date, we have generated minimal revenues and we have incurred net losses in each year since our inception. We expect these losses to continue as we complete our clinical trial activities and continue to develop our product candidates for potential commercial launch in the United States, and for at least some time after any commercial launch of our product in the United States. We have financed our operations primarily through private placements of preferred stock, convertible promissory notes, bank debt, and the proceeds of our initial public offering completed in July 2005, which raised aggregate net proceeds of $35.4 million after deducting underwriting fees, commissions and transaction costs.

Clinical Status

In July 2005, we submitted the final module of our PMA for AFL, with the results of our clinical trial, to the FDA. During 2005, our San Diego facility was inspected by the FDA and we had continuous discussions with the FDA about the information included in our PMA. In January 2006, we were notified by the FDA that our PMA for the treatment of AFL was not approvable as submitted, and that the data presented did not meet the FDA’s chronic efficacy criteria. After receipt of this FDA letter, we retained experts independent of CryoCor to conduct an evaluation of our chronic efficacy data. The evaluation was completed in June 2006, and it determined that, for the patients with a successful initial procedure, more than 80% of those patients did not have a recurrence of atrial flutter in the six month period following treatment. Based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the results, of and the process around, our independent evaluation. We anticipate amending our PMA in the third quarter of 2006; however, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic efficacy criteria and there can be no assurance that we will receive approval for our amended PMA.

We are continuing to enroll patients for our pivotal trial for AF that began in December 2004, and have enrolled 131 patients as of July 28, 2006. We have closed several clinical sites that were not actively enrolling patients, and we currently have 18 clinical sites that are open for patient enrollment and we do not expect to open additional clinical sites. At our expected patient enrollment rate of between 5-10 patients per month, we believe we will complete enrollment in our AF pivotal trial during the second half of 2006, with an expected PMA submission to the FDA in the second half of 2007. We believe, and the FDA has informally indicated to us, that their decision at present to not approve our cryoablation system for the treatment of AFL does not impact our ongoing AF pivotal trial.

Financial Operations

Product Sales. Our product sales to date have come from a limited number of commercial sites in Europe. To date, we have not generated substantial revenues in Europe as our financial resources have primarily been dedicated to product development and clinical trials in the United States. This has prevented us from providing the resources necessary to broadly market our cryoablation system in Europe and from increasing the number of consoles placed in Europe. We believe that European product revenues for companies with new medical technologies typically remain modest until United States product approval is obtained because European approvals, which are designed primarily to demonstrate product safety, are not as compelling for European physician adoption as United States approvals, which must demonstrate efficacy and safety. We do not expect to generate revenues in the United States unless, and until, our cryoablation system has been approved by the FDA and we initiate the sales of our products. We expect that any revenues we generate from sales of our products will fluctuate from quarter-to-quarter.

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

Three months ended June 30, 2006 and 2005

Product Sales. Product sales decreased $42,000 to $159,000 for the three months ended June 30, 2006, compared to $201,000 for the three months ended June 30, 2005. The decrease was due to the reduced sales activities in Europe associated with the ongoing restructuring and closure of our German subsidiary. We now have one distributor which we utilize to sell into the European market and therefore, the decreased level of sales activity is anticipated to recur for the foreseeable future and we anticipate that we will enter into additional markets in Europe only in the event that our product is approved in the United States. We had $259,000 in deferred revenue as of June 30, 2006 related to catheters that have been shipped to European customers, but for which product sales revenue may not yet be recognized under our revenue recognition policies.

Cost of Sales. Cost of sales decreased $327,000 to $547,000 for the three months ended June 30, 2006, compared to $874,000 for the three months ended June 30, 2005. The decrease during the three months ended June 30, 2006 is primarily related to lower headcount as a result of the staff restructuring that occurred during March 2006, and because the three months ended June 30, 2005 included costs from the recall of our Model 1200 catheter. Cost of sales is high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the three months ended June 30, 2006 and 2005 were non-cash stock-based compensation of $112,000 and $96,000, respectively.

Research and Development Expenses. Research and development expense decreased $736,000 to $1.4 million for the three months ended June 30, 2006, compared to $2.1 million for the three months ended June 30, 2005. The decrease in 2006 was primarily related to lower personnel costs of $357,000 and lower non-cash stock-based compensation expense of $80,000 both due to decreased headcount related to our staff restructuring. In addition, the decrease was a result of lower trial costs of $141,000 associated with lower enrollment and lower equipment costs related to our AF pivotal trial. Included in research and development expenses for the three months ended June 30, 2006 and 2005 were non-cash stock-based compensation of $131,000 and $211,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $177,000 to $1.8 million for the three months ended June 30, 2006, compared to $1.6 million for the three months ended June 30, 2005. The increase was primarily due to costs associated with our restructuring of $199,000 and general increased costs associated with being a public company, partially offset by decreased legal costs. Included in general and administrative expenses for the three months ended June 30, 2006 and 2005 were non-cash stock-based compensation of $312,000 and $314,000, respectively.

Six months ended June 30, 2006 and 2005

Product Sales. Product sales decreased $258,000 to $272,000 for the six months ended June 30, 2006, compared to $530,000 for the six months ended June 30, 2005. The decrease was due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary. The decreased level of sales activity is anticipated to recur for the foreseeable future, and we anticipate that we will enter into additional markets in Europe only in the event that our product is approved in the United States. We had $259,000 in deferred revenue as of June 30, 2006 related to catheters that have been shipped to European customers, but for which product sales revenue may not yet be recognized under our revenue recognition policies.

Cost of Sales. Cost of sales decreased $287,000 to $1.3 million for the six months ended June 30, 2006, compared to $1.6 million for the six months ended June 30, 2005. The decrease during the six months ended June 30, 2006 is primarily related to lower headcount as a result of the staff restructuring that occurred during March 2006, and because the six months ended June 30, 2005 included costs from the recall of our Model 1200 catheter. These results are relatively comparable, period to period, and are high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the six months ended June 30, 2006 and 2005 were non-cash stock-based compensation of $201,000 and $122,000, respectively.

Research and Development Expenses. Research and development expense decreased $889,000 to $2.9 million for the six months ended June 30, 2006, compared to $3.8 million for the six months ended June 30, 2005. The decrease in 2006 was primarily related to lower personnel costs of $705,000 and lower non-cash stock-based compensation expense of $144,000 due to decreased headcount, offset by severance expenses of $104,000 related to our restructuring. Included in research and development expenses for the six months ended June 30, 2006 and 2005 were non-cash stock-based compensation of $231,000 and $375,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $815,000 to $3.9 million for the six months ended June 30, 2006, compared to $3.1 million for the six months ended June 30, 2005. The increase was primarily due to increased cash and non-cash costs associated with our sales and marketing efforts in preparation of commercializing the United States of $335,000, costs associated with our restructuring of $354,000, and general increased costs associated with being a public company. Included in general and administrative expenses for the six months ended June 30, 2006 and 2005 were non-cash stock-based compensation of $578,000 and $515,000, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of June 30, 2006, we had an accumulated deficit of $77.8 million. We have funded our operations to date from private placements of equity and debt securities for aggregate net cash proceeds of $51.2 million through June 30, 2006, as well as bank debt and the proceeds of our initial public offering, which was closed in July 2005 and raised aggregate net proceeds of $35.4 million after deducting underwriting fees and commissions and transaction costs. Concurrent with the closing of the initial public offering, all of our outstanding preferred shares converted into shares of common stock.

As of June 30, 2006, we had short-term debt outstanding of $7.0 million (excluding debt discount for warrants of $286,000), working capital of $16.6 million and cash and cash equivalents and short-term investments totaling $23.9 million. We currently invest our cash in money market funds and United States government or corporate bond securities. Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital through 2007. In March 2005, we entered into a debt facility and borrowed $7.0 million thereunder. As part of that transaction, we repaid in full an outstanding bank loan of $1.8 million. The new debt facility bears interest at a rate of 11.25% per year and requires interest-only payments through June 2007, at which time the principal is due and payable.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $785,000 to $7.0 million for the six months ended June 30, 2006, compared to $6.2 million for the six months ended June 30, 2005. The net cash used in both of these periods primarily reflects the net loss for each period, offset in part by depreciation and amortization, non-cash stock-based compensation, amortization of debt discount and changes in operating assets and liabilities. Our operating losses have been within our expectations.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased $1.6 million to $1.5 million provided by investing activities for the six months ended June 30, 2006, compared to $73,000 used in investing activities for the six months ended June 30, 2005. Cash provided by investing activities relates to purchases and maturities of short-term investments as well as purchases of property and equipment. The increase in net cash provided by investing activities for the six months ended June 30, 2006 is related to purchases and maturities of short-term investments subsequent to the receipt of proceeds from the Company’s initial public offering in July 2005.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $3.0 million to $70,000 for the six months ended June 30, 2006, compared to $3.1 million for the six months ended June 30, 2005. Net cash provided by financing activities during the six months ended June 2006 was primarily attributable to cash inflows from the exercise of CryoCor stock options by employees. Net cash provided by financing activities during the six months ended June 30, 2005 was primarily attributable to borrowing under the Company’s new debt facility of $7.0 million, offset by the $1.8 million pay-off of an existing term loan, costs deferred in connection with the Company’s initial public offering and payments on capital leases.

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

In August 2006, we created an incentive compensation program for our non-executive full-time employees. Under the terms of the program, employees that remain with CryoCor through August 31, 2007 will receive a payment of 20% of their annual salary at the time the program was initiated. The incentive payments will be paid in September 2007 and could total approximately $450,000 if all employees eligible for the program remain through August 31, 2007.

We incurred additional costs in 2005 of approximately $93,000 to recall our Model 1200 out of Europe and to withdraw the use of the Model 1200 from our clinical trial use in the United States. These costs covered the return of the affected Model 1200 catheters, the costs to manufacture and issue replacement CryoBlator catheters, related shipping costs and issuance of credits to customers in the event they declined a replacement catheter. Consistent with our revenue recognition policies, no revenue had been recognized related to any of the Model 1200 catheters that were returned, and the recall was completed in 2005.

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

On February 21, 2006, we issued a press release announcing that we would be implementing a restructuring plan intended to reduce our burn rate and to permit us to finance ourselves with our existing cash, cash equivalents and short-term investments through 2007. The decision to implement the restructuring plan was in response to the communication that we received from the FDA informing us that our PMA for the treatment of AFL using our cryoablation system was not approvable at present based on the data we submitted. Our Board of Directors approved the restructuring plan on February 14, 2006. The restructuring plan included:

•	a reduction in our workforce by approximately one-third; and

•	postponement of some R&D programs, with possible elimination of others.

As of June 30, 2006, we had recorded severance expenses of $280,000 and sales and marketing contract termination expenses of $50,000 associated with our restructuring, of which $108,000 remains accrued at that date. The Company’s San Diego facilities are not impacted by the restructuring plan, and all restructuring activities were substantially completed by July 2006.

We anticipate spending at least $3.0 million in external costs between July 2006 and December 2007 for clinical trials and regulatory activities related to using our cryoablation system to treat AFL and AF, including estimated regulatory counsel costs related to amending our PMA for AFL in 2006 and an anticipated clinical trial for our next generation catheter, Quantum. As of June 30, 2006, we believe the total costs for our clinical trials for AFL and AF and the development of our existing product candidates will require approximately $6.5 million between July 2006 and December 2007, with a portion of our remaining cash, cash equivalents and short-term investments being used to prosecute and maintain our intellectual property portfolio, to fund our facility, manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period.

At present, we have a wholly owned subsidiary in Germany that previously sold our products in Germany, Belgium, and the Netherlands. We are in the process of dissolving this subsidiary. As of June 30, 2006, we have recorded charges of $252,000 for the closing of our subsidiary to date and $163,000 remains accrued at that date. This restructuring is expected to be completed during 2006 and the Company expects to incur no additional restructuring charges related to this restructuring subsequent to June 30, 2006. We have signed a distribution agreement for the sale of our cryoablation system in the United Kingdom. We may expand our current network of distributors, however our recent restructuring is expected to delay our commercial expansion in Europe, and we may never sign additional distribution agreements. If we obtain marketing approval from the FDA, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	our ability to obtain FDA approval or other regulatory approval for our products;

•	the costs and timing of seeking regulatory approvals, including costs associated with analyzing the data associated with, and amending, our PMA for AFL as well as a potential FDA advisory panel review;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support applications for marketing approval of the desired indications;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the extent and level of reimbursement for cryoablation;

•	the commercial acceptance of our product following the initiation of our sales efforts in the United States;

•	the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

At June 30, 2006, we had purchase commitments outstanding totaling approximately $100,000 for console materials, in addition to $677,000 in console inventory which is recorded within inventory on our balance sheet. This total inventory represents approximately 13 consoles in finished goods, components to build an additional 16 complete consoles, and raw materials that could be used to build additional consoles. These consoles will be needed for our United States commercial launch, if we obtain regulatory approval of our cryoablation system from the FDA. We anticipate that we would need to purchase and build additional consoles in addition to our existing inventory levels to be able to sell and market in the United States. At June 30, 2006, we had disposables inventory totaling $305,000, of which $265,000 is raw materials. This inventory level represents approximately 1,600 finished catheters. We anticipate that the existing inventory levels, including the open purchase commitments, will be needed in either 2007 or 2008 to the extent we are able to commercialize our products in the United States.

We also have service agreements with clinical sites, individuals and contract research organizations for the conduct of our AF pivotal trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we have accrued approximately $769,000 in fees and expenses through June 30, 2006 payable in connection with our AF pivotal trial. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cash outlay of completing our AF pivotal trial and submitting a PMA for the treatment of AF with our cryoablation system will be approximately $2.1 million between July 2006 and December 2007. However, due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur. We expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants and related legal expenses.

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

Revenue Recognition

We comply with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104, and the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 48, or SFAS 48, Revenue Recognition When Right of Return Exists. SAB 104 and SFAS 48 set forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; (iv) collectibility is reasonably assured; and (v) the ability to return the product has expired.

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

Clinical Trial Expenses

Clinical trial costs are a component of research and development expenses and include fees paid to participating hospitals and other service providers which conduct clinical trial activities on our behalf. The various costs of the trial are contractually based on the nature of the services and we accrue the cost as the services to the patient are provided.

Stock-Based Compensation

We have four share-based compensation plans: three stock option programs and an employee stock purchase plan. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related guidance, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of the SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), as interpreted by the SEC’s Staff Accounting Bulletin No. 107, or SAB 107, using the prospective method and the modified prospective method. Therefore, we have not restated our financial results for prior periods. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had used the minimum value method of measuring these options for pro forma disclosure purposes under SFAS 123. We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized in the three and six months ended June 30, 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

As a result of adopting SFAS 123(R), we recognized additional share-based employee compensation expense of $150,000 and $184,000 during the three and six months ended June 30, 2006 in addition to $394,000 and $810,000 in compensation expense previously recorded under APB 25. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of June 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $4.6 million, which we expect will be recognized over a weighted-average period of 2.4 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Inventory

As of June 30, 2006, we had raw materials, work-in-process and finished goods console inventory totaling $677,000 as well as open purchase commitments totaling $100,000 for console components ordered that will be received and paid for during 2006. This total inventory represents approximately 13 consoles in finished goods, components to build an additional 16 complete consoles, and raw materials that could be used to build additional consoles. Further, at June 30, 2006, we had disposables inventory totaling $305,000, of which $265,000 is raw materials. This inventory level represents approximately 1,600 finished catheters. We evaluated whether these levels of console and catheter inventory was excessive based upon the recent communication from the FDA indicating that our cryoablation system was not approvable at present for the treatment of AFL. We concluded that the existing inventory levels, including the open purchase commitments, were not excessive for the following reasons:

Consoles

•	completed consoles can be deployed in Europe where our product has been approved for sale;

•	we expect to need between 125 to 160 consoles to effectively commercialize our product in the United States;

•	we believe we will receive approval to sell our product in the United States in either 2007 or 2008; and

•	the console is not subject to obsolescence in the time period contemplated for commercialization.

Disposables

•	we anticipate the sale of approximately 750-800 catheters in Europe in the remainder of 2006 and 2007;

•	we believe we will receive approval to sell our product in the United States in either 2007 or 2008; and

•	the catheter raw materials are not subject to obsolescence in the time period contemplated for commercialization.

Based on the above, we concluded that no reserves were needed at June 30, 2006 for either the existing console and catheter inventory or the materials on order, to be delivered in 2006. We will continue to evaluate these inventory levels based on our clinical progress.

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

The risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 included uncertainty regarding whether or not CryoCor would file an amendment to its PMA for AFL. The Company has concluded, based upon its progress in evaluating the clinical data set from the AFL pivotal trial, and discussions held with the FDA in July 2006, that it will amend its PMA for AFL and anticipates filing the amended PMA in the third quarter of 2006. The Company has also included a new risk factor with respect to its chronic efficacy computation not meeting the OPC for RF ablation. The following risk factors reflect these changes:

•	We have a limited operating history, have a history of operating losses, expect to continue to incur losses and may never become profitable;

•	We will need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs or product development programs;

•	The FDA has informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable based on the data submitted, which could prevent us from obtaining FDA approval to market our cryoablation system for the treatment of AFL in the United States;

•	In the AFL pivotal trial, the evaluation of our chronic efficacy data, which was conducted by experts independent of CryoCor, resulted in chronic efficacy greater than 80%, however the result did not meet the chronic efficacy OPC established by the FDA for RF ablation, which could lead the FDA to delay or deny marketing approval for the AFL indication.

•	We are dependent on the success of our cryoablation system, which has not been approved by the FDA for any indication for commercialization in the United States. If we are unable to achieve our product development goals, gain FDA approval to commercialize our cryoablation system in the United States, or experience significant delays in doing so, our stock price may decline and we may be forced to cease operations;

•	We are dependent on the success of our cryoablation system, which has not been approved by the FDA for any indication for commercialization in the United States. If we are unable to achieve our product development goals, gain FDA approval to commercialize our cryoablation system in the United States, or experience significant delays in doing so, our stock price may decline and we may be forced to cease operations;

•	We are dependent on the success of our cryoablation system, which has not been approved by the FDA for any indication for commercialization in the United States. If we are unable to achieve our product development goals, gain FDA approval to commercialize our cryoablation system in the United States, or experience significant delays in doing so, our stock price may decline and we may be forced to cease operations; and

•	If the data from our clinical trials do not demonstrate the safety and effectiveness of our cryoablation system to the FDA’s satisfaction, we will not receive FDA approval to market our cryoablation system in the United States.

Except as discussed above, the risk factors set forth below do not contain any other material changes from the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have a limited operating history and no products in commercial distribution in the United States. Our product candidates are still being developed, and all but our cryoablation system are still in early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances or approvals by the FDA and additional investment before they can be commercialized in the United States. We anticipate that our cryoablation system will not be approved for commercialization in the United States by the FDA for any indication until 2007 or 2008 at the earliest, if at all.

As of June 30, 2006, we had an accumulated deficit of $77.8 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $3.6 million for the six months ended June 30, 2006 and $17.1 million, $15.8 million and $11.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We expect that our primary expenses for the next 24 months will be for conducting our clinical trial for AF, costs associated with preparing our PMA for AF, other costs associated with new product development and costs associated with amending our PMA for AFL. We expect that our general and administrative and legal costs will increase due to the additional operational and regulatory burdens applicable to public companies. In addition, if we receive FDA marketing approval of our cryoablation system, we expect to incur increased sales, marketing, manufacturing, and compliance expenses. We do not currently have the required approvals to market our cryoablation system in the United States and we may not receive them. We may not become profitable even if we obtain FDA approval and succeed in commercializing our cryoablation system in the United States. As a result, we cannot be sure when we will become profitable, if at all.

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

We believe that the net proceeds from our initial public offering, together with our existing cash, cash equivalents and short-term investment balances, will be sufficient to meet our anticipated cash requirements through 2007. However, our future funding requirements will depend on many factors, including but not limited to:

•	our ability to obtain FDA approval or other regulatory approval for our products;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including costs associated with amending our PMA for AFL as well as potential FDA advisory panel reviews for AF and AFL;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support marketing approval for the desired indications;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the extent and level of reimbursement for cryoablation;

•	the commercial acceptance of our product following the initiation of our sales efforts in the United States;

•	the costs of filing, prosecuting and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

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

The FDA has informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable based on the data submitted, which could prevent us from obtaining FDA approval to market our cryoablation system for the treatment of AFL in the United States

In late January 2006, we received a letter from the FDA informing us that our PMA for the treatment of AFL using the cryoablation system is not approvable at present. The FDA stated that its interpretation of the data presented by us from our trial did not meet the FDA’s chronic efficacy criteria. Since receiving the letter from the FDA, CryoCor has retained expert physicians in the field of electrophysiology to review the clinical data for all patients treated in its pivotal trial to independently determine the success of each procedure. Additionally, CryoCor engaged external regulatory consultants to assist with its efforts to reevaluate the clinical data and advise CryoCor on a potential amendment to its PMA based on additional information. Based upon these efforts and after a meeting held with the FDA on July 26, 2006, where the results from CryoCor’s reevaluation of the AFL clinical data for purposes of determining chronic efficacy were discussed, the Company determined that it would proceed with filing an amendment to its PMA for the treatment of AFL. CryoCor expects the amendment to be filed in the third quarter of 2006. There can be no assurance that the FDA will determine that the data presented in the amendment meet the FDA’s chronic efficacy criteria or that the amended PMA will be approved by the FDA.

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

In the AFL pivotal trial, the evaluation of our chronic efficacy data, which was conducted by experts independent of CryoCor, resulted in chronic efficacy greater than 80%, however the result did not meet the chronic efficacy OPC established by the FDA for RF ablation, which could lead the FDA to delay or deny marketing approval for the AFL indication.

In the AFL pivotal trial, our chronic efficacy data indicate that more than 80% did not have a recurrence of atrial flutter during the six month period following treatment, but did not meet the chronic efficacy OPC established by the FDA for RF ablation. We are aware of other companies that have received approval despite not meeting OPC’s for RF ablation, however we cannot assure you that the FDA will agree that the data we will present in our amendment to our AFL PMA has demonstrated sufficient chronic efficacy to receive marketing approval. If the FDA does not accept our proposed approach, the FDA may conclude that we have failed to demonstrate the efficacy of our cryoablation system and delay or deny marketing approval.

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

We have expended significant time, money and effort in the development of our cryoablation system, which is still in clinical testing, has not yet received FDA approval for any indication and may never be commercialized in the United States. In our public announcements, we have provided estimates for the timing of the accomplishment of various clinical, regulatory and other product development goals relating to our cryoablation system, which we sometimes refer to as milestones. These milestones include the enrollment of subjects in our clinical trials, the submission of data from our clinical trials to the FDA, the timing of FDA approval for our cryoablation system and other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and we may never achieve some or all of these milestones. For example, in January 2006, the FDA informed us that our PMA for the treatment of AFL is not approvable based on the data we submitted. In response, we have analyzed our clinical data and evaluated our ability to amend our PMA for AFL in a manner that is acceptable to the FDA, and we anticipate filing an amendment to our PMA in the third quarter of 2006. However, there can no assurance that our amended PMA will be approved by the FDA. If we do not meet our estimated milestones as publicly disclosed for both AF and AFL, we may be unable to commercialize our products in the United States, or any commercialization of our products in the United States may be delayed and, as a result, our business may be harmed and our stock price may decline. If our cryoablation system is not approved by the FDA for any indication for commercialization in the United States, we may be forced to cease operations.

We will need separate FDA approval supported by a separate clinical trial for each proposed indication for our cryoablation system. We intend to seek FDA approval of our cryoablation system to treat both AFL and AF, and will only be able to market our cryoablation system for an indication for which we receive FDA approval. If the FDA does not approve our cryoablation system for treating both AFL and AF, we intend to market our cryoablation system only for the indication for which we receive FDA approval. For each indication, the FDA’s marketing approval process is expensive and the outcome is uncertain. To obtain FDA marketing approval, we are required to submit detailed and comprehensive scientific data demonstrating safety and effectiveness of our cryoablation system to the FDA’s satisfaction. The marketing approval process also requires passing FDA inspection of our manufacturing facilities and of the clinical trial records for data integrity and compliance with regulatory requirements. The FDA’s PMA approval review process generally takes one to three years after filing, but may take longer. In addition, the FDA process for reviewing our amended PMA could take one to three years after filing of the amended PMA. The FDA has not approved any medical device for treating AF and has approved four devices for AFL, all of which use radiofrequency, or RF, energy.

As discussed above, in January 2006, the FDA informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable at present. After receipt of this FDA letter, we conducted an independent evaluation of our chronic efficacy data, and based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the results of our independent review of the AFL clinical data for purposes of determining chronic efficacy. We anticipate amending our PMA in the third quarter of 2006, however, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic efficacy criteria and there can be no assurance that we will receive approval for our amended PMA.

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

If the data from our clinical trials do not demonstrate the safety and effectiveness of our cryoablation system to the FDA’s satisfaction, we will not receive FDA approval to market our cryoablation system in the United States

To obtain FDA approval for marketing, our pivotal trials must generate data demonstrating that our cryoablation system is safe and effective for each indication for which approval is sought. The FDA’s grant of permission to proceed with the AFL and AF pivotal trials does not constitute a binding commitment that the FDA will consider either trial design adequate to support approval for our cryoablation system. In addition, there can be no assurance that the data generated during the pivotal trials will meet our chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing approval. For example, although we believed the efficacy data in the AFL pivotal trial would meet the predefined objective performance criterion, or OPC, in January 2006, the FDA informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable at present based on their analysis of chronic efficacy. After receipt of this FDA letter, we conducted an independent evaluation of our chronic efficacy data, and based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the results of our independent review of the AFL clinical data for purposes of determining chronic efficacy. We anticipate amending our PMA in the third quarter of 2006, however, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic efficacy criteria and there can be no assurance that we will receive approval for our amended PMA. If our PMA is not approved by the FDA, we will not be able to market our cryoablation system for the treatment of AFL in the United States. If the FDA concludes that the AFL or AF trials have failed to demonstrate safety and effectiveness, we will not receive FDA approval to market our cryoablation system in the United States for those indications.

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

The PVI procedure has been associated with pulmonary vein stenosis, a narrowing of the pulmonary vein that can have serious adverse health implications. Other technologies used for AF ablation have been associated with risks such as the formation of esophageal fistulas, or holes, between the heart and the esophagus. Although we believe that cryoablation reduces this risk as compared to heat-based ablation, we and the medical community do not have a complete understanding of the presentation and progression of these complications. If patients develop significant pulmonary vein stenosis, esophageal fistulas, or other unanticipated adverse effects in our pivotal AF trial, the FDA could deny approval to market our cryoablation system, which could harm our business, financial condition, results of operations and growth prospects.

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

After the FDA permits a device to enter commercial distribution, numerous additional regulatory requirements apply. We may incur significant costs to comply with such requirements. These requirements include, among others:

•	compliance with the Quality System Regulations, which require manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses;

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce the risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act, or FDCA.

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

If any of the foregoing occurs, our business will be harmed and our commercial opportunities will be reduced or eliminated.

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

We expect that a key element of our strategy will be to discover, develop and commercialize new products for the treatment of AFL and AF as extensions of, or in addition to, our cryoablation system. For example, we are completing development of our next generation catheter, Quantum, which we expect to introduce into clinical testing in the first quarter of 2007. However, our recent restructuring has caused us to delay or eliminate other internal research programs. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We are highly dependent upon our senior management and scientific staff. The loss of services of one or more of our members of senior management could delay or prevent the successful completion of our pivotal trials or the commercialization of our cryoablation system in the United States. Although we have employment agreements with each of our executive officers, their employment with us is “at will,” and each executive officer can terminate his agreement with us at any time. We do not carry keyman insurance on any of our current executive officers.

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

As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our future testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404.

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

We currently market our cryoablation system in certain foreign markets either directly or through European distributors. The related distribution agreements may provide for payments in a foreign currency. Accordingly, if the United States dollar strengthens against the euro our United States dollar payments from such distributors, if any, will decrease.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of July 31, 2006, beneficially owned approximately 65.2% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Of the net offering proceeds, through June 30, 2006, approximately $6.2 million of the net proceeds have been used for research and development activities, which include clinical trial activities and approximately $2.2 million have been used for sales and marketing activities. In addition, approximately $1.6 million have been used for our facility, manufacturing and quality system operations, and approximately $3.3 million have been used for working capital and general corporate purposes. We have invested the balance of the net proceeds of the offering in short-term, interest-bearing, investment-grade securities. We cannot predict whether the proceeds will yield a favorable return.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2006 Annual Meeting of Stockholders was held on May 3, 2006. Of the 10,750,020 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 7,375,965 shares of common stock, representing 68.6% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following two proposals were presented and voted on at the meeting:

Proposal 1

To elect three Class I directors, Kurt C. Wheeler, Arda M. Minocherhomjee, Ph.D. and Edward F. Brennan, Ph.D., to hold office until our 2009 Annual Meeting of Stockholders. The three nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
Kurt C. Wheeler	7,334,580	41,385
Arda M. Minocherhomjee, Ph.D.	7,337,077	38,888
Edward F. Brennan, Ph.D.	7,333,891	42,074

In addition to the above nominees for director, the following directors’ terms continued after the 2006 Annual Meeting of Stockholders: David J. Cooney, Robert Adelman, M.D., Gregory M. Ayers, M.D., Ph.D. and Jerry C. Griffin, M.D.

Proposal 2

To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. There were no broker non-votes. The voting results were:

For	Against	Abstain
7,363,421	10,493	2,051

Item 6.	Exhibits.

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

Date: August 10, 2006

CryoCor, Inc.

By:	/s/ GREGORY J. TIBBITTS
Gregory J. Tibbitts
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)