Form 10-Q
period 2006-09-30
CRYOCOR INC
filed 2006-11-08
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2006 was 10,801,785.

CRYOCOR, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CryoCor, Inc.

Consolidated Balance Sheets

(in thousands except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,925	$10,583
Short-term investments	16,272	20,363
Accounts receivable, net	73	100
Inventories, net	877	718
Prepaid expenses and other current assets	773	756

Total current assets	22,920	32,520
Property and equipment, net	614	680
Other assets	208	244

Total assets	$23,742	$33,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$181	$488
Accrued compensation	772	758
Accrued clinical development liabilities	845	751
Accrued liabilities	337	427
Deferred revenue	93	205
Short-term debt	6,785	—
Capital lease obligation, current portion	—	2

Total current liabilities	9,013	2,631
Long-term debt	—	6,570
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,799,228 and 10,643,999 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	11	11
Additional paid in capital	95,773	99,089
Deferred stock compensation	—	(4,964)
Accumulated other comprehensive income	109	67
Accumulated deficit	(81,164)	(69,960)

Total stockholders’ equity	14,729	24,243

Total liabilities and stockholders’ equity	$23,742	$33,444

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Product sales	$214	$152	$486	$682
Operating expenses:
Cost of sales	542	728	1,852	2,325
Research and development	1,369	1,677	4,295	5,492
Selling, general and administrative	1,672	1,764	5,618	4,895

Total costs and expenses	3,583	4,169	11,765	12,712

Loss from operations	(3,369)	(4,017)	(11,279)	(12,030)
Interest income	274	252	883	297
Interest expense	(268)	(327)	(808)	(751)

Net loss	(3,363)	(4,092)	(11,204)	(12,484)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	—	—	(2,662)
Cumulative dividends on Series C preferred stock	—	—	—	(102)

Net loss attributable to common stockholders	$(3,363)	$(4,092)	$(11,204)	$(15,248)

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.45)	$(1.04)	$(4.86)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	10,768	9,089	10,726	3,136

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(11,204)	$(12,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	351
Non-cash stock based compensation	1,534	1,545
Amortization of warrants	215	155
Amortization of premium/discount on short-term investments.	(98)	(1)
Changes in operating assets and liabilities:
Accounts receivable	33	(156)
Inventories	(148)	154
Prepaid expenses and other assets	24	(530)
Accounts payable	(309)	6
Deferred revenue	(123)	(18)
Accrued liabilities	34	(216)

Net cash used in operating activities	(9,821)	(11,194)
Investing activities
Purchases of property and equipment	(155)	(163)
Purchases of investments	(17,027)	(13,135)
Maturities of investments	21,275	—

Net cash provided by (used in) investing activities	4,093	(13,298)
Financing activities
Net proceeds from issuance of common stock	—	35,426
Proceeds from exercise of stock options	92	142
Proceeds from long-term debt	—	7,000
Principal payments on capital lease	(2)	(68)
Principal payments on long term debt	—	(2,084)

Net cash provided by financing activities	90	40,416
Effect of exchange rate changes on cash and cash equivalents	(20)	(12)

Net increase (decrease) in cash and cash equivalents	(5,658)	15,912
Cash and cash equivalents at beginning of period	10,583	5,436

Cash and cash equivalents at end of period	$4,925	$21,348

Supplemental disclosures of cash flow information:
Cash payments for interest	$591	$746

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

In 2001, the Company established a wholly owned German subsidiary, CryoCor GmbH, in order to market and support the Company’s products to the European community. In 2002, the Company received European regulatory approval for the commercial sale of the Company’s products. The majority of the Company’s revenues relate to sales to European customers. In November 2005, the Company announced its intention to close CryoCor GmbH and sell its products in Europe through distributors. The Company has recorded charges of approximately $252,000 in restructuring costs as of September 30, 2006 and $103,000 remains accrued at that date, primarily due to payments owed on the remaining term of the facility lease, which will run through June 2008. The Company has not incurred any additional restructuring costs related to this restructuring subsequent to June 30, 2006.

In January 2006, we received a “non-approvable” letter from the United States Food and Drug Administration related to our application for premarket approval for the treatment of atrial flutter, a cardiac arrhythmia. As a result of that letter, we restructured our operations in early March 2006 whereby we reduced our staffing levels to reduce our monthly cash requirements. As of September 30, 2006, we had recorded severance expenses of $280,000 and sales and marketing contract termination expenses of $50,000 associated with our restructuring, of which $28,000 remains accrued at that date. The Company’s San Diego facilities were not impacted by the restructuring plan and all restructuring activities were substantially completed as of July 2006.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed on March 24, 2006 with the Securities and Exchange Commission (“SEC”).

The Company believes that it has sufficient working capital to fund its operations until December 2007. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenue adequate to support its cost structure. The Company does not anticipate having significant commercial operations until 2007, if at all; therefore, it will need to obtain additional financing to fund its operations until it becomes cash flow positive. There can be no assurances that there will be sufficient amounts of financing available at the time the Company seeks to raise additional capital.

2.	Balance Sheet Details

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2006 and December 31, 2005, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds and U.S. government securities, which were unrestricted as to withdrawal or use.

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

As of September 30, 2006 and December 31, 2005, the contractual maturity of all investment securities was less than one year. The composition of investments and gross unrealized gains and losses at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006				December 31, 2005
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate debt securities	14,771	7	—	14,778	15,924	—	(48)	15,876
U.S. government securities	1,497	—	(3)	1,494	4,495	—	(8)	4,487

	$16,268	$7	$(3)	$16,272	$20,419	$—	$(56)	$20,363

Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$646	$504
Work-in-progress	35	94
Finished goods	251	170

	932	768
Less reserves for excess and obsolete inventories	(55)	(50)

Inventory, net	$877	$718

At September 30, 2006, we had purchase commitments outstanding totaling approximately $91,000 for console materials, $69,000 in deposits on inventory components, and $636,000 in console inventory which is recorded within inventory on our balance sheet. The increase in the combined commitments and deposits from prior quarters is related to the decision to pay for and receive additional console components on order since 2005, rather than cancel the order and incur high cancellation fees. This total inventory represents approximately 11 consoles in finished goods, components to build an additional 20 complete consoles, and components that could be used in the production of additional consoles. These materials are not expected to be obsolete in the time period anticipated for commercialization. At September 30, 2006, we had disposables inventory totaling $241,000, of which $191,000 is raw materials. This inventory level represents approximately 1,100 finished catheters. We anticipate that the existing inventory levels, including the open purchase commitments, will be needed in either 2007 or 2008 to the extent we are able to commercialize our products in the United States.

Long-Term Debt

In March 2005, the Company entered into an agreement whereby it borrowed $7.0 million from a financial institution. As part of this transaction, the Company paid off its existing term loan which had an outstanding balance of $1.8 million at the time of the pay off. This facility places restrictive covenants on the Company’s operations, which preclude the Company from incurring new debt or placing liens on its assets, disposing of property, making dividend payments or distributions to stockholders, or entering into transactions that would result in a change of control. The new debt facility bears interest at a rate of 11.25% per annum, and requires monthly interest-only payments through June 2007, at which time all remaining principal is due and payable. In conjunction with the facility, the Company issued two warrants to purchase a total of 68,288 shares of common stock. The fair value of the warrants was

$657,000 based upon an estimated fair value upon the date of grant of $13.43 per common share, an estimated life of six years, a volatility rate of 70% and a risk free interest rate of 4.34%. The fair value of the warrant was recorded as a discount to the new debt facility and is being amortized to interest expense on a straight-line basis over the term of the loan. The remaining unamortized fair value of the warrants is $215,000 at September 30, 2006. The warrants are exercisable through 2015.

3.	Stock-Based Compensation

Share-based Compensation Plans

The Company currently has three active share-based employee compensation plans: the 2000 Stock Option Plan (“2000 Plan”), the 2005 Equity Incentive Plan (“2005 Plan”) and the 2005 Employee Stock Purchase Plan (“ESPP”). In addition, the Company has a Non-Employee Director Plan (“NED Plan”). As of September 30, 2006, 1,626,115 shares of the Company’s common stock were reserved for issuance upon exercise of options granted by the Company and 84,023 shares were available for future grant for issuance under the 2000 Plan, 2005 Plan and NED Plan combined. As of September 30, 2006, the Company had issued 9,612 shares over the life of our ESPP, and 151,678 shares were reserved for future issuance under the ESPP.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) as interpreted by the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), using the prospective method and the modified prospective method. Therefore, we have not restated our financial results for prior periods. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had previously used the minimum value method of measuring the fair value of these options for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Therefore, unless modified in the future, these options are excluded from the adoption of SFAS 123(R). We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized in the three and nine months ended September 30, 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Compensation Costs

The compensation costs that have been included in our results of operations that we recognized on our statement of operations for these employee and non-employee director share-based compensation arrangements were as follows (in thousands):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Share-based employee compensation costs included in:
Cost of sales	$99	$78	$300	$200
Research and development	130	147	359	499
Selling, general, and administrative	280	254	844	727

Total share-based employee compensation costs	509	479	1,503	1,426
Income tax benefit recognized	—	—	—	—

Impact on net loss	$509	$479	$1,503	$1,426

Because the amount of share-based compensation associated with our cost of production is not significant, we did not capitalize any share-based compensation cost as part of inventory during the three or nine months ended September 30, 2006, or for any periods in 2005. Net cash proceeds from the exercise of stock options were $21,000 and $96,000 for the three and nine month periods ended September 30, 2006. Because of our net operating loss, no income tax benefit was realized from stock option exercises during the three or nine month periods ended September 30, 2006.

There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost.

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). We recognized share-based employee compensation costs in our statements of operations prior to January 1, 2006, as several options granted prior to our initial public offering during 2004 and 2005 under our 2000 Plan had exercise prices less than the estimated fair market value of the underlying common stock on the date of grant. As required by SFAS 148 prior to the adoption of SFAS 123(R), we provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The table below illustrates the pro forma effect on net loss and net loss per share attributable to common stockholders if the Company had applied the fair value provisions of SFAS 123 to options granted under our share-based employee compensation arrangements during the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(4,092)	$(15,248)
Add: Stock-based employee compensation expense included in loss from operations	479	1,426
Deduct: Stock-based employee compensation expense determined under fair value method	(8)	(8)

Pro forma net loss attributable to common stockholders	$(3,621)	$(13,830)

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(4.86)

Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(4.41)

For purposes of this pro forma disclosure, we estimated the value of the options using a Black-Scholes-Merton closed-form option pricing formula and amortized that value to expense over the options’ vesting periods. We allocated this fair value to the pro forma compensation expense using the straight-line attribution method. Per the requirements of FAS 123(R), the deduction of stock-based compensation expense in the above table excludes all option grants historically valued under the minimum value method.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable medical device companies. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options are expected to be outstanding. We utilized this approach as we believe our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected volatility	78%	70%	78%	70%
Expected term	5.84 years	6 years	5.72 years	6 years
Risk-free interest rate	4.89%	3.25%	4.75%	3.25%
Expected dividends	0%	0%	0%	0%

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of September 30, 2006 and activity during the nine months then ended are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	1,085,914	$1.32
Options granted	863,376	$2.72
Options exercised	(150,682)	$0.64
Options forfeited	(172,493)	$2.30

Options outstanding at September 30, 2006	1,626,115	$2.03	8.77	$2,422

Options vested and expected to vest at September 30, 2006	1,563,147	$2.01	8.75	$2,352

Options vested and exercisable at September 30, 2006	429,563	$1.72	8.05	$891

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2006 (“in-the-money options”). The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $1.89. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $316,000.

As of September 30, 2006, $4.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to purchase our stock through payroll deductions at 85% of the lower of the closing prices for the stock at the beginning of the offering or the end of the purchase period. Purchases are limited to 15% of each employee’s compensation and cannot exceed an amount set by the Board of Directors. In addition, the Board of Directors has specified a maximum number of shares of Common Stock that may be purchased by any participant on any purchase date during the current offerings of 483 shares.

The fair value of each option element of the ESPP is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable medical device companies. Expected term represents the four purchase periods within a 24-month offering period for the ESPP. The risk-free interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Expected volatility	78%	78%
Expected term	0.5 -2 years	0.5 -2 years
Risk-free interest rate	4.9% -5.1%	2.0% -5.1%
Expected dividends	0%	0%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $103,000 and $148,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended September 30, 2006 and 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(3,363)	$(4,092)	$(11,204)	$(15,248)

Denominator:
Weighted-average common shares outstanding	10,773	9,173	10,739	3,218
Weighted-average unvested common shares subject to repurchase	(5)	(84)	(13)	(82)

Denominator for basic and diluted net loss per share attributable to common stockholders	10,768	9,089	10,726	3,136

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.45)	$(1.04)	$(4.86)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:
Options to purchase common stock	1,626	1,084	1,626	1,084
Warrants to purchase common and convertible preferred stock	83	83	83	83

	1,709	1,167	1,709	1,167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory approvals, if any, for our cryoablation system in the United States for use in treating atrial flutter, or AFL, and atrial fibrillation, or AF, the timing for when we will complete enrollment in our AF pivotal trial and submit an application for premarket approval, or PMA, for AF, the timing of an amendment to our PMA for AFL ,statements related to our restructuring, the timing for product sales in the United States, if any, our anticipated continuing net losses and anticipated increases in selling, general and administrative expenses, the amount and timing of future spending to develop existing and new product candidates, including in connection with related clinical trials and PMA filings, if any, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-Q based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the United States for our cryoablation system for use in treating AFL and AF, risks associated with our ability to complete enrollment in our AF pivotal trial and submit a PMA for AF, risks involved with our estimates of the size, make-up and costs involved with the Company’s restructuring, risks associated with our ability to amend our PMA for AFL and ultimately receive approval from the United States Food and Drug Administration, or FDA, for the use of our cryoablation system to treat AFL, risks associated with our ability to successfully commercialize our cryoablation system in the United States and elsewhere if our cryoablation system is approved for use in the United States, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, risks associated with our ability to obtain additional financing as necessary, and the other risks and uncertainties identified in the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-Q. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-Q to reflect actual results, changes in our expectations, or otherwise. The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-Q.

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

We obtained a CE Mark for our cryoablation system in early 2002 and are approved in Europe for the treatment of AF, AFL and other supraventricular tachycardias. We began our United States pivotal trial for AFL in late 2003 and our United States pivotal trial for AF in late 2004. In July 2005, we submitted the final module of our PMA for AFL to the United States Food and Drug Administration, or FDA, which included the safety and effectiveness results of our clinical trial. In January 2006, we were notified by the FDA that our PMA for the treatment of AFL was not approvable as submitted, and that the data presented did not meet the FDA’s chronic effectiveness criteria. After receipt of this FDA letter, we retained experts independent of CryoCor to conduct an evaluation of our chronic effectiveness data. The evaluation was completed in June 2006, and we met with the FDA in July 2006 to discuss the results of, and the process around, our independent evaluation. While we have not completed our statistical analysis, we believe that for the patients with a successful initial procedure, approximately 80% of those patients did not have a recurrence of atrial flutter in the six month period following treatment. We anticipate amending our PMA in November 2006; however, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic effectiveness criteria and there can be no assurance that we will receive approval for our amended PMA.

As a result of this “non-approvable” letter, in March 2006 we restructured our operations and reduced our staffing levels to reduce our monthly cash requirements. This restructuring has reduced our manufacturing capabilities, impacted the timing of some of our internal research and development efforts, and reduced our ability to expand our commercial presence in Europe, but has not impacted our ability to conduct our AF pivotal trial or delayed our efforts to introduce our next generation catheter, Quantum, into clinical testing. We believe, and the FDA has informally indicated to us, that its decision not to approve our cryoablation system for the treatment of AFL based on the data we submitted does not impact our ongoing AF pivotal trial. If our AF clinical trial and the regulatory review proceed as anticipated, we may receive regulatory approval in the United States for our cryoablation system for the treatment of AF as early as 2008.

At present, we are currently selling our products through distributors, and our products are sold in the United Kingdom, Germany, Denmark, Belgium, the Netherlands and Italy. We may expand our current network of distributors, however our recent restructuring is expected to delay our commercial expansion in Europe and we may never sign additional distribution agreements. If we obtain marketing approval from the FDA, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner.

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

Clinical Status

In July 2005, we submitted the final module of our PMA for AFL, with the results of our clinical trial, to the FDA. During 2005, our San Diego facility was inspected by the FDA. In January 2006, we were notified by the FDA that our PMA for the treatment of AFL was not approvable as submitted, and that the data presented did not meet the FDA’s chronic effectiveness criteria. After receipt of this FDA letter, we retained experts independent of CryoCor to conduct an evaluation of our chronic effectiveness data. The evaluation was completed in June 2006, and we met with the FDA in July 2006 to discuss the results of, and the process around, our independent evaluation. While we have not completed our statistical analysis, we believe that for the patients with a successful initial procedure, approximately 80% of those patients did not have a recurrence of atrial flutter in the six month period following treatment. We anticipate amending our PMA in November 2006; however, there can be no assurance that the FDA will determine that the data presented in the amended PMA will meet the FDA’s chronic effectiveness criteria and there can be no assurance that we will receive approval for our amended PMA.

We are continuing to enroll patients for our pivotal trial for AF that began in December 2004, and have enrolled 141 patients as of November 7, 2006 in our 160 patient clinical trial. Our enrollment over the last three months has been at a slower pace than previous periods, and we are considering opening several new sites to complete the enrollment process as soon as possible. We believe we will complete enrollment in our AF pivotal trial in the first half of 2007, with an expected PMA submission to the FDA during the first half of 2008. We believe, and the FDA has informally indicated to us, that its decision at present to not approve our cryoablation system for the treatment of AFL does not impact their expectations about our ongoing AF pivotal trial.

Financial Operations

Product Sales. Our product sales to date have come from a limited number of commercial sites in Europe. To date, we have not generated substantial revenues in Europe as our financial resources have primarily been dedicated to product development and clinical trials in the United States. This has prevented us from providing the resources necessary to broadly market our cryoablation system in Europe and from increasing the number of consoles placed in Europe. We believe that European product revenues for companies with new medical technologies typically remain modest until United States product approval is obtained because European approvals, which are designed primarily to demonstrate product safety, are not as compelling for European physician adoption as United States approvals, which must demonstrate effectiveness and safety. We do not expect to generate revenues in the United States unless, and until, our cryoablation system has been approved by the FDA and we initiate the sales of our products. We expect that any revenues we generate from sales of our products will fluctuate from quarter-to-quarter.

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

Three months ended September 30, 2006 and 2005

Product Sales. Product sales increased $62,000 to $214,000 for the three months ended September 30, 2006, compared to $152,000 for the three months ended September 30, 2005. The increase was primarily due to the recognition of deferred revenue which resulted from increased cash collections on our outstanding receivables from our two distributors in Europe. Deferred revenue decreased from $205,000 at December 31, 2005 to $93,000 at September 30, 2006 due both to increased cash collections and lower product shipments versus previous periods.

Cost of Sales. Cost of sales decreased $186,000 to $542,000 for the three months ended September 30, 2006, compared to $728,000 for the three months ended September 30, 2005. The decrease during the three months ended September 30, 2006 is primarily related to personnel costs of $109,000 as a result of our staff restructuring. Cost of sales is high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the three months ended September 30, 2006 and 2005 were non-cash stock-based compensation of $103,000 and $78,000, respectively.

Research and Development Expenses. Research and development expenses decreased $308,000 to $1.4 million for the three months ended September 30, 2006, compared to $1.7 million for the three months ended September 30, 2005. The decrease in 2006 was primarily related to lower personnel costs of $230,000 and lower non-cash stock-based compensation expense of $52,000, both due to decreased headcount related to our staff restructuring. Included in research and development expenses for the three months ended September 30, 2006 and 2005 were non-cash stock-based compensation of $131,000 and $183,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $92,000 to $1.7 million for the three months ended September 30, 2006, compared to $1.8 million for the three months ended September 30, 2005. The decrease was primarily due to lower personnel costs as a result of our staff restructuring of $302,000, as well as lower costs in the following areas: legal and accounting of $35,000, marketing consulting services of $47,000, travel of $80,000 and recruiting of $42,000. These decreases were partially offset by an increase in separation costs of $464,000 related to the departure of our former Chief Executive Officer. Included in general and administrative expenses for the three months ended September 30, 2006 and 2005 were non-cash stock-based compensation of $290,000 and $272,000, respectively.

Nine months ended September 30, 2006 and 2005

Product Sales. Product sales decreased $196,000 to $486,000 for the nine months ended September 30, 2006, compared to $682,000 for the nine months ended September 30, 2005. The decrease was due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary. The decreased level of sales activity is anticipated to recur for the foreseeable future, and we anticipate that we will enter into additional markets in Europe only in the event that our product is approved in the United States. We had $93,000 in deferred revenue as of September 30, 2006 related to catheters that have been shipped to European customers, but for which product sales revenue may not yet be recognized under our revenue recognition policies.

Cost of Sales. Cost of sales decreased $473,000 to $1.9 million for the nine months ended September 30, 2006, compared to $2.3 million for the nine months ended September 30, 2005. The decrease during the nine months ended September 30, 2006 is primarily related to lower personnel costs as a result of the staff restructuring that occurred during March 2006 of $258,000 as well as lower depreciation of $136,000, partially offset by increased non-cash stock-based expense of $104,000. In addition, the nine months ended September 30, 2005 included costs from the recall of our Model 1200 catheter of approximately $200,000. Cost of Sales is high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the nine months ended September 30, 2006 and 2005 were non-cash stock-based compensation of $304,000 and $200,000, respectively.

Research and Development Expenses. Research and development expenses decreased $1.2 million to $4.3 million for the nine months ended September 30, 2006, compared to $5.5 million for the nine months ended September 30, 2005. The decrease in 2006 was primarily related to lower personnel costs of $935,000 and lower non-cash stock-based compensation expense of $196,000 due to decreased headcount related to our staff restructuring in March 2006. Included in research and development expenses for the nine months ended September 30, 2006 and 2005 were non-cash stock-based compensation of $362,000 and $558,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $723,000 to $5.6 million for the nine months ended September 30, 2006, compared to $4.9 million for the nine months ended September 30, 2005. The increase was primarily due to increased cash and non-cash costs associated with our sales and marketing efforts in preparation for commercializing the United States of $287,000, costs associated with our restructuring of $354,000, and general increased costs associated with being a public company. Included in general and administrative expenses for the nine months ended September 30, 2006 and 2005 were non-cash stock-based compensation of $868,000 and $787,000, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of September 30, 2006, we had an accumulated deficit of $81.2 million. We have funded our operations to date from private placements of equity and debt securities for aggregate net cash proceeds of $51.2 million through September 30, 2006, as well as bank debt and the proceeds of our initial public offering, which was closed in July 2005 and raised aggregate net proceeds of $35.4 million after deducting underwriting fees and commissions and transaction costs. Concurrent with the closing of the initial public offering, all of our outstanding preferred shares converted into shares of common stock.

As of September 30, 2006, we had short-term debt outstanding of $7.0 million (excluding debt discount for warrants of $215,000), working capital of $13.9 million and cash and cash equivalents and short-term investments totaling $21.2 million. Our short-term debt will mature on June 30, 2007, and we will need to pay our debt in full. Based upon our current level of expenditures, we believe that our existing funds will be adequate to meet our anticipated cash requirements until December 2007, and that to continue to fund our operations, we will need to seek additional financing.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $1.4 million to $9.8 million for the nine months ended September 30, 2006, compared to $11.2 million for the nine months ended September 30, 2005. The net cash used in both of these periods primarily reflects the net loss for each period, offset in part by depreciation and amortization, non-cash stock-based compensation, amortization of debt discount and changes in operating assets and liabilities. Our operating losses have been within our expectations.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased $17.4 million to $4.1 million provided by investing activities for the nine months ended September 30, 2006, compared to $13.3 million used in investing activities for the nine months ended September 30, 2005. Cash provided by investing activities relates to purchases and maturities of short-term investments as well as purchases of property and equipment. The increase in net cash provided by investing activities for the nine months ended September 30, 2006 is related to purchases and maturities of short-term investments subsequent to the receipt of proceeds from the Company’s initial public offering in July 2005.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $40.3 million to $90,000 for the nine months ended September 30, 2006, compared to $40.4 million for the nine months ended September 30, 2005. Net cash provided by financing activities during the nine months ended September 2006 was primarily attributable to cash inflows from the exercise of CryoCor stock options by employees. Net cash provided by financing activities during the nine months ended September 30, 2005 was primarily attributable to the Company’s initial public offering in July 2005, as well as borrowing under the Company’s new debt facility of $7.0 million, offset by the $1.8 million pay-off of an existing term loan and payments on capital leases.

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

In August 2006, we created an incentive compensation program for our non-executive full-time employees. Under the terms of the program, employees that remain with CryoCor through August 31, 2007 will receive a payment of 20% of their 2006 annual salary. The incentive payments will be paid in September 2007 and could total approximately $538,000, if all employees eligible for the program remain through August 31, 2007. Additionally, at the end of August, we did not extend the employment agreement with our former CEO, Gregory Ayers. Under the terms of his employment agreement, he will receive separation compensation for one year’s salary, or $450,000, over the 12 months subsequent to his departure from CryoCor.

We do not expect to generate significant product revenues unless and until we obtain marketing approval for and begin selling our cryoablation system in the United States. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet our anticipated cash requirements until December 2007. We believe that our available cash, cash equivalents and short-term investments will be insufficient to satisfy our liquidity requirements and we expect to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities will result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We expect to require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical and commercial activities, and research and development efforts, which could harm our business.

On February 21, 2006, we issued a press release announcing that we would be implementing a restructuring plan intended to reduce our burn rate and to permit us to finance ourselves with our existing cash, cash equivalents and short-term investments through 2007. The decision to implement the restructuring plan was in response to the communication that we received from the FDA informing us that our PMA for the treatment of AFL using our cryoablation system was not approvable at present based on the data we submitted. Our Board of Directors approved the restructuring plan on February 14, 2006. The restructuring plan included:

•	a reduction in our workforce by approximately one-third; and

•	a postponement of some R&D programs, with possible elimination of others.

As of September 30, 2006, we had recorded severance expenses of $280,000 and sales and marketing contract termination expenses of $50,000 associated with our restructuring, of which $28,000 remains accrued at that date. The Company’s San Diego facilities are not impacted by the restructuring plan, and all restructuring activities were substantially completed by July 2006.

We anticipate spending at least $2.7 million in external costs over the next 18 months for clinical trials and regulatory activities related to using our cryoablation system to treat AFL and AF, including estimated regulatory counsel costs related to amending our PMA for AFL in 2006 and an anticipated clinical trial for our next generation catheter, Quantum. As of September 30, 2006, we believe the total costs for our clinical trials for AFL and AF and the development of our existing product candidates will require approximately $8.6 million over the next 18 months, with a portion of our existing cash, cash equivalents and short-term investments being used to prosecute and maintain our intellectual property portfolio, to fund our facility, manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period.

At present, we have a wholly owned subsidiary in Germany that previously sold our products in Germany, Belgium, and the Netherlands. We are in the process of dissolving this subsidiary. As of September 30, 2006, we have recorded charges of $252,000 for the closing of our subsidiary to date and $103,000 remains accrued at that date. This restructuring is expected to be completed during 2006 and the Company has not incurred any additional restructuring charges related to this restructuring subsequent to June 30, 2006. We have signed distribution agreements for the sale of our cryoablation system in the United Kingdom and Italy, and our UK distributor has the rights to sell products to our EU clinical sites. We may expand our current network of distributors, however our recent restructuring is expected to delay our commercial expansion in Europe, and we may never sign additional distribution agreements. If we obtain marketing approval from the FDA, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner.

We have filed requests with the United States Patent and Trademark Office, or USPTO, seeking to invoke interference proceedings involving two patents owned by CryoCath Technologies, Inc. and two of our patent applications to determine who was the first to invent certain primary and pre-cooling refrigeration system designs and certain heat exchanger designs. If we are not successful in these proceedings, we could fail to get rights to certain patent claims. Although we do not believe this finding would be material to our ability to operate, we believe an award of these rights to us may have a material effect on CryoCath’s ability to compete with us in the United States. We may incur substantial costs in pursuit of these proceedings.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to obtain FDA approval or other regulatory approval for our products;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including costs associated with analyzing the data associated with, and amending, our PMA for AFL as well as a potential FDA advisory panel review;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support applications for marketing approval of the desired indications;

•	the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the extent and level of ablation procedure reimbursements in general and for cryoablation specifically;

•	the commercial acceptance of our product following the initiation of our sales efforts in the United States;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

At September 30, 2006, we had purchase commitments outstanding totaling approximately $91,000 for console materials, $69,000 in deposits on inventory components, and $636,000 in console inventory which is recorded within inventory on our balance sheet. The increase in the combined commitments and deposits from prior quarters is related to the decision to pay for and receive additional console components on order since 2005, rather than cancel the order and incur high cancellation fees. This total inventory represents approximately 11 consoles in finished goods, components to build an additional 20 complete consoles, and components that could be used in the production of additional consoles. These materials are not expected to be obsolete in the time period anticipated for commercialization. At September 30, 2006, we had disposables inventory totaling $241,000, of which $191,000 is raw materials. This inventory level represents approximately 1,100 finished catheters. We anticipate that the existing inventory levels, including the open purchase commitments, will be needed in either 2007 or 2008 to the extent we are able to commercialize our products in the United States.

We also have service agreements with clinical sites, individuals and contract research organizations for the conduct of our AF pivotal trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we have accrued approximately $796,000 in fees and expenses through September 30, 2006 payable in connection with our AF pivotal trial. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cash outlay of completing our AF pivotal trial and submitting a PMA for the treatment of AF with our cryoablation system will be approximately $2.1 million over the next 18 months. However, due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs and when they will incur. We expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants and related legal expenses.

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

Historically, customers have had the right to return products until one month following expiration of the product, which has been six months after its production. Effective October 1, 2006, our products now expire one year after production, and we modified our return policy such that we will no longer grant a right to return products upon expiration of their one year product life. As we have had limited sales of our products, we currently recognize revenues when the customer has paid for the product and, if applicable, the right of return, if any, has expired.

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

Stock-Based Compensation

We have four share-based compensation plans: three stock option programs and an employee stock purchase plan. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related guidance, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of the SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), as interpreted by the SEC’s Staff Accounting Bulletin No. 107, or SAB 107, using the prospective method and the modified prospective method. Therefore, we have not restated our financial results for prior periods. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had used the minimum value method of measuring these options for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Therefore, unless modified in the future, these options are excluded from the adoption of SFAS 123(R). We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized in the three and nine months ended September 30, 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

As a result of adopting SFAS 123(R), we recognized additional share-based employee compensation expense of $165,000 and $349,000 during the three and nine months ended September 30, 2006 in addition to $344,000 and $1.2 million in compensation expense previously recorded under APB 25. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of September 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $4.7 million, which we expect will be recognized over a weighted-average period of 2.2 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Inventory

As of September 30, 2006, we had raw materials, work-in-process and finished goods console inventory totaling $636,000 as well as open purchase commitments totaling $91,000 for console components ordered that will be received and paid for during 2006 as well as $69,000 in deposits on inventory components. The increase in the combined commitments and deposits from prior quarters is related to the decision to pay for and receive additional console components on order since 2005, rather than cancel the order and incur high cancellation fees. This total inventory represents approximately 11 consoles in finished goods, components to build an additional 20 complete consoles, and raw materials that could be used in the production of additional consoles. Further, at September 30, 2006, we had disposables inventory totaling $241,000, of which $191,000 is raw materials. This inventory level represents approximately 1,100 finished catheters. We evaluated whether these levels of console and catheter inventory was excessive based upon the recent communication from the FDA indicating that our cryoablation system was not approvable at present for the treatment of AFL. We concluded that the existing inventory levels, including the open purchase commitments, were not excessive for the following reasons:

Consoles

•	completed consoles can be deployed in Europe where our product has been approved for sale;

•	we expect to need between 125 to 160 consoles to effectively commercialize our product in the United States;

•	we believe we will receive approval to sell our product in the United States in either 2007 or 2008; and

•	the console is not subject to obsolescence in the time period contemplated for commercialization.

Disposables

•	we anticipate the sale of approximately 700-750 catheters in Europe in the remainder of 2006 and 2007;

•	we believe we will receive approval to sell our product in the United States in either 2007 or 2008; and

•	the catheter raw materials are not subject to obsolescence in the time period contemplated for commercialization.

Based on the above, we concluded that no reserves were needed at September 30, 2006 for either the existing console and catheter inventory or the materials on order, to be delivered in 2006. We will continue to evaluate these inventory levels based on our clinical progress.

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

The risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 included uncertainty regarding whether or not CryoCor would file an amendment to its PMA for AFL. The Company has concluded, based upon results from its evaluation of the clinical data set from the AFL pivotal trial, and discussions held with the FDA in July 2006, that it will amend its PMA for AFL and anticipates filing the amended PMA in November 2006. The following risk factors reflect these changes:

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

The Company has also included a new risk factor to the risk factors included in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2005 with respect to its chronic effectiveness computation not meeting the objective performance criteria, or OPC, for RF ablation.

•	The evaluation of our chronic effectiveness data from our AFL pivotal trial, which was conducted by experts independent of CryoCor, resulted in chronic effectiveness of approximately 80%, but the result did not meet the chronic effectiveness OPC established by the FDA for RF ablation, which could lead the FDA to delay or deny marketing approval for the AFL indication.

Additionally, we have added two new risk factors to the risk factors included in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2005, to reflect the possibility that we may need to enroll additional patients in our AF pivotal trial, and the difficulties associated with manufacturing our Quantum catheter. They are included in the following risk factors:

•	We may need to enroll additional patients in our AF pivotal trial, if our dataset of evaluable patients is not large enough; and

•	We have never manufactured our Quantum catheter in large quantities, and we may experience delays and difficulties in our manufacturing of this catheter.

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

As of September 30, 2006, we had an accumulated deficit of $81.2 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $11.2 million for the nine months ended September 30, 2006 and $17.1 million, $15.8 million and $11.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We believe that the net proceeds from our initial public offering, together with our existing cash, cash equivalents and short-term investment balances, will be sufficient to meet our anticipated cash requirements until December 2007. However, our future funding requirements will depend on many factors, including but not limited to:

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

The FDA has informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable based on the data submitted, which could prevent us from obtaining FDA approval to market our cryoablation system for the treatment of AFL in the United States

In late January 2006, we received a letter from the FDA informing us that our PMA for the treatment of AFL using the cryoablation system is not approvable at present. The FDA stated that its interpretation of the data presented by us from our trial did not meet the FDA’s chronic effectiveness criteria. Since receiving the letter from the FDA, CryoCor has retained expert physicians in the field of electrophysiology to review the clinical data for all patients treated in its pivotal trial to independently determine the success of each procedure. Additionally, CryoCor engaged external regulatory consultants to assist with its efforts to reevaluate the clinical data and advise CryoCor on a potential amendment to its PMA based on additional information. Based upon these efforts and after a meeting held with the FDA on July 26, 2006, where the results from CryoCor’s reevaluation of the AFL clinical data for purposes of determining chronic effectiveness were discussed. In November 2006, the Company intends to file an amendment to its PMA for the treatment of AFL. There can be no assurance that the FDA will determine that the data presented in the amendment meet the FDA’s chronic effectiveness criteria or that the amended PMA will be approved by the FDA.

The FDA’s decision to not approve our product may, in part, be due to concerns they expressed about the design of our clinical trial, including the following:

•	the OPCs against which we measured the safety and effectiveness of our cryoablation system were derived from RF ablation studies and the FDA has indicated that they may not be applicable to our AFL pivotal trial;

•	selection of endpoints, including the use of acute effectiveness rather than chronic effectiveness as the primary measure of product effectiveness in the AFL pivotal trial;

•	interfering effects of medication; and

•	protocol deviations by our clinical investigators.

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

The evaluation of our chronic effectiveness data from our AFL pivotal trial, which was conducted by experts independent of CryoCor, resulted in chronic effectiveness of approximately 80%, but the result did not meet the chronic effectiveness OPC established by the FDA for RF ablation, which could lead the FDA to delay or deny marketing approval for the AFL indication.

In the AFL pivotal trial, our chronic effectiveness data indicate that approximately 80% of patients that had a successful initial procedure did not have a recurrence of atrial flutter during the six month period following treatment, but did not meet the chronic effectiveness OPC established by the FDA for RF ablation. We are aware of other companies that have received PMA approval despite not meeting OPC’s for RF ablation; but we cannot assure you that the FDA will agree that the data we will present in our amendment to our AFL PMA has demonstrated sufficient chronic effectiveness to receive marketing approval. If the FDA does not accept our proposed approach, the FDA may conclude that we have failed to demonstrate the effectiveness of our cryoablation system and delay or deny marketing approval.

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

We have expended significant time, money and effort in the development of our cryoablation system, which is still in clinical testing, has not yet received FDA approval for any indication and may never be commercialized in the United States. In our public announcements, we have provided estimates for the timing of the accomplishment of various clinical, regulatory and other product development goals relating to our cryoablation system, which we sometimes refer to as milestones. These milestones include the enrollment of subjects in our clinical trials, the submission of data from our clinical trials to the FDA, the timing of FDA approval for our cryoablation system and other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and we may never achieve some or all of these milestones. For example, in January 2006, the FDA informed us that our PMA for the treatment of AFL is not approvable based on the data we submitted. In response, we have analyzed our clinical data and evaluated our ability to amend our PMA for AFL in a manner that is acceptable to the FDA, and we anticipate filing an amendment to our PMA in November 2006. However, there can be no assurance that our amended PMA will be approved by the FDA. Additionally, our enrollment for our AF pivotal trial has progressed more slowly than we expected, and we are attempting to stimulate enrollment by taking actions such as the opening of new clinical sites to enroll patients. However, these efforts may not increase the pace of our enrollment, and it may take us longer than we anticipate to complete the enrollment of our AF pivotal trial. If we do not meet our estimated milestones as publicly disclosed for both AF and AFL, we may be unable to commercialize our products in the United States, or any commercialization of our products in the United States may be delayed and, as a result, our business may be harmed and our stock price may decline. If our cryoablation system is not approved by the FDA for any indication for commercialization in the United States, we may be forced to cease operations.

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

As discussed above, in January 2006, the FDA informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable at present. After receipt of this FDA letter, we conducted an independent evaluation of our chronic effectiveness data, and based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the results of our independent review of the AFL clinical data for purposes of determining chronic effectiveness. We expect to file an amendment to our PMA in November 2006, however, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic effectiveness criteria and there can be no assurance that we will receive approval for our amended PMA.

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

If the data from our clinical trials do not demonstrate the safety and effectiveness of our cryoablation system to the FDA’s satisfaction, we will not receive FDA approval to market our cryoablation system in the United States

To obtain FDA approval for marketing, our pivotal trials must generate data demonstrating that our cryoablation system is safe and effective for each indication for which approval is sought. The FDA’s grant of permission to proceed with the AFL and AF pivotal trials does not constitute a binding commitment that the FDA will consider either trial design adequate to support approval for our cryoablation system. In addition, there can be no assurance that the data generated during the pivotal trials will meet our chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing approval. For example, although we believed the effectiveness data in the AFL pivotal trial would meet the predefined objective performance criterion, or OPC, in January 2006, the FDA informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable at present based on their analysis of chronic effectiveness. After receipt of this FDA letter, we conducted an independent evaluation of our chronic effectiveness data, and based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the results of our independent review of the AFL clinical data for purposes of determining chronic effectiveness. We intend to file an amendment of our PMA in November 2006, but, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic effectiveness criteria and there can be no assurance that we will receive approval for our amended PMA. If our PMA is not approved by the FDA, we will not be able to market our cryoablation system for the treatment of AFL in the United States. If the FDA concludes that the AFL or AF trials have failed to demonstrate safety and effectiveness, we will not receive FDA approval to market our cryoablation system in the United States for those indications.

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

Subject enrollment in clinical trials and successful completion of subject follow-up in clinical trials depend on many factors, including the size of the subject population, the nature of the trial protocol, the proximity of subjects to clinical sites, the eligibility criteria for the trial, and subject compliance. Subjects may be discouraged from enrolling or continuing to participate in our clinical trial if the trial protocol requires them to undergo extensive pre- and post-treatment procedures to assess the safety and effectiveness of our cryoablation system. For example, two of the 160 patients originally enrolled in our AFL trial dropped out of the trial prior to completing the trial. Drop out rates may increase as we conduct our AF clinical trial because the follow up period for the AF trial is 12 months as opposed to six months for the AFL trial. In addition, subjects participating in our clinical trial may die before completion of their follow-up. Moreover, it may be difficult to successfully follow our subjects for the required 12-month period. Although to date we have successfully followed all our subjects from our AF feasibility study for the required 12-month period, historical results may not be indicative of our future performance. Additionally, we may experience delays in the enrollment of our pivotal trial. For example, our enrollment for our AF pivotal trial has progressed more slowly than we expected, and we are attempting to stimulate enrollment by taking actions such as the opening of new clinical sites to enroll patients. However, these efforts may not increase the pace of our enrollment, and it may take us longer than we anticipate to complete the enrollment of our AF pivotal trial. Delays in subject enrollment or failure of subjects to continue to participate in a trial may cause an increase in costs and delays in our clinical trial or result in the failure of the trial, which could cause us to fail to secure FDA marketing approval of our cryoablation system in a timely manner, if at all.

Our development costs will increase if we have material delays in our clinical trial or if we need to perform additional or larger clinical trials than planned. Serious or unexpected adverse events during a clinical trial could cause us to modify, suspend, repeat, or terminate a trial, or to cancel the entire program.

We may need to enroll additional patients to be able to demonstrate safety and effectiveness of our device, if our dataset of evaluable patients for our AF pivotal trial is not deemed large enough.

When we designed the size of our AF pivotal trial, we made certain assumptions about the number of patients to be enrolled to permit us to evaluate the results of each arm of our clinical trial. During the conduct of our pivotal trial, patients have withdrawn from our clinical study for reasons not in our control, such as, they were randomized to medical management, and withdrew from the trial to pursue another treatment alternative. If we do not have a sufficiently large evaluable patient population for our analysis when we have enrolled 160 patients, we may need to increase enrollment until we can generate a sufficiently large evaluable patient population. While the exact number of additional patients needed, if any, is not known at this time, it could approximate between 10-20 additional patients. Additionally, after we have enrolled 160 patients and held discussions with the FDA, our dataset of evaluable patients may be deemed sufficient, and it may not be necessary to enroll additional patients to determine the safety and effectiveness of our device for the treatment of atrial fibrillation.

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

We believe that another factor that will impact the degree of market acceptance of any of our products is our ability to educate physicians to change their screening and referral practices in order to ensure physician acceptance of our system. For example, despite the lack of effectiveness of treating AF and AFL with drugs, many physicians routinely prescribe drugs to patients suffering from AF and AFL without offering any treatment alternatives even when drug therapy is failing. We intend to target our sales efforts to interventional cardiologists and electrophysiologists because they are often the physicians treating both AF and AFL. However, the initial point of contact for many patients may be general practitioners who commonly treat patients experiencing AF and AFL. If referring physicians are not properly educated about AF and AFL and the potential benefits of using our cryoablation system over drug therapy in particular in circumstances where drug therapy fails, they may not refer AF and AFL patients who have been unsuccessfully treated with drug therapy to interventional cardiologists or electrophysiologists for our cryoablation system procedure, which may impair our business, financial condition and results of operations.

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

We attempt to protect our intellectual property position by filing United States. Patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently, we own or license 34 issued United States patents and a number of pending United States patent applications covering various aspects of our products and technology.

We also own or license 22 patents issued outside of the United States and have a number of pending patent applications outside the United States. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

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

We have never manufactured our Quantum catheter in large quantities, and we may experience delays and difficulties in our manufacturing of this catheter.

Our Quantum catheter is more complicated to manufacture than our CryoBlator catheter, and our experience in manufacturing the initial prototypes indicate that it may take longer to manufacture a single Quantum catheter as required to manufacture a single CryoBlator catheter. This complexity may delay our ability to advance the Quantum catheter into human clinical trials. However, we believe we will develop efficiencies in manufacturing our Quantum catheter to permit us to manufacture it in a commercially viable amount of time. For example, the time required to initially manufacture the Model 1100 catheter, and time required to initially manufacture the Model 1200 catheter, were substantially longer than the time currently required to manufacture our CryoBlator catheter. In addition, after we have conducted additional animal studies, we may determine that Quantum is not suitable for human use, and we may discontinue the development of the catheter.

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

The availability and amount of reimbursement by governmental and other third party payers affect the market for our product candidates. The effectiveness, safety, performance and cost-effectiveness of our product candidates and of any competing products will determine the availability and level of reimbursement. We believe that reimbursement may be subject to increased restrictions both in the United States and in international markets in the future. New legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products currently under development and limit our ability to sell our product candidates on a profitable basis. In addition, third party payers continually attempt to minimize or reduce the costs of healthcare by challenging the prices charged for healthcare products and services.

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

We expect that a key element of our strategy will be to discover, develop and commercialize new products for the treatment of AFL and AF as extensions of, or in addition to, our cryoablation system. For example, we are completing development of our next generation catheter, Quantum, which we expect to introduce into clinical testing in 2007. However, our recent restructuring has caused us to delay or eliminate other internal research programs. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of October 31, 2006, beneficially owned approximately 65.3% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Of the net offering proceeds, approximately $7.2 million of the net proceeds have been used for research and development activities, which include clinical trial activities, and approximately $2.3 million have been used for sales and marketing activities through September 30, 2006. In addition, approximately $1.8 million have been used for our facility, manufacturing and quality system operations, and approximately $4.6 million have been used for working capital and general corporate purposes. We have invested the balance of the net proceeds of the offering in short-term, interest-bearing, investment-grade securities. We cannot predict whether the proceeds will yield a favorable return.

Item 6.	Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company (1)

4.1	Form of Common Stock Certificate of the Company (1)

4.2	Amended and Restated Investor Rights Agreement dated June 4, 2003 between the Company and certain of its stockholders (1)

10.1	Employment Offer Letter dated August 3, 2006, between the Registrant and Dr. Helen S. Barold (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-123841) originally filed with the Securities and Exchange Commission on April 5, 2005, as amended, and incorporated herein by reference.

(2)	Indicates management contract or compensatory plan.

CryoCor, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006

CryoCor, Inc.

By:	/s/ GREGORY J. TIBBITTS
Gregory J. Tibbitts Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)