Form 10-Q
period 2007-03-31
CRYOCOR INC
filed 2007-05-14
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2007 was 12,117,041.

CRYOCOR, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CryoCor, Inc.

Consolidated Balance Sheets

(in thousands except for the number of shares and par values)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,740	$3,025
Short-term investments	9,202	15,979
Accounts receivable, net	71	56
Inventories, net	893	820
Prepaid expenses and other current assets	422	555

Total current assets	17,328	20,435
Property and equipment, net	547	610
Other assets	297	297

Total assets	$18,172	$21,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$281	$212
Accrued compensation	821	1,002
Accrued clinical development liabilities	892	942
Accrued liabilities	309	429
Deferred revenue	69	78
Short-term debt	6,928	6,857

Total current liabilities	9,300	9,520

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,055,587 and 11,030,366 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	11	11
Additional paid in capital	97,198	96,709
Accumulated other comprehensive income	107	114
Accumulated deficit	(88,444)	(85,012)

Total stockholders’ equity	8,872	11,822

Total liabilities and stockholders’ equity	$18,172	$21,342

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(Unaudited)

	Three months ended March 31,
	2007	2006
Product sales	$66	$113
Operating expenses:
Cost of sales	628	763
Research and development	1,588	1,531
Selling, general and administrative	1,244	2,131

Total costs and expenses	3,460	4,425

Loss from operations	(3,394)	(4,312)
Interest income	230	311
Interest expense	(268)	(270)

Net loss	(3,432)	(4,271)

Basic and diluted net loss per common share	$(0.31)	$(0.40)

Shares used to compute basic and diluted net loss per common share	11,032	10,661

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss	$(3,432)	$(4,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	78
Non-cash share-based compensation	451	455
Amortization of debt discount	72	72
Amortization of premium/discount on short-term investments.	(165)	16
Changes in operating assets and liabilities:
Accounts receivable	(16)	(88)
Inventories	(73)	(302)
Prepaid expenses and other assets	133	164
Accounts payable	68	(229)
Deferred revenue	(8)	85
Accrued liabilities	(352)	(110)

Net cash used in operating activities	(3,248)	(4,130)

Investing activities
Purchases of property and equipment	(11)	(114)
Purchases of short-term investments	(1,712)	(4,234)
Proceeds from sales of short-term investments	8,650	4,750

Net cash provided by investing activities	6,927	402

Financing activities
Proceeds from issuance of common stock under stock plans, net	37	66
Principal payments on capital leases	—	(2)

Net cash provided by financing activities	37	64
Effect of exchange rate changes on cash	(1)	(8)

Net increase (decrease) in cash and cash equivalents	3,715	(3,672)
Cash and cash equivalents at beginning of period	3,025	10,583

Cash and cash equivalents at end of period	$6,740	$6,911

Supplemental disclosures of cash flow information:
Cash payments for interest	$197	$268

See accompanying notes.

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Organization

CryoCor, Inc. (“CryoCor” or the “Company” or “we”), a Delaware corporation, is a medical technology company that has developed and manufactures a minimally invasive, disposable catheter system based on proprietary cryoablation technology for the treatment of cardiac arrhythmias.

In 2001, the Company established a wholly owned German subsidiary, CryoCor GmbH, in order to market and support the Company’s products in the European community. In 2002, the Company received European regulatory approval for the commercial sale of the Company’s products. In November 2005, the Company announced its intention to close CryoCor GmbH and sell its products in Europe solely through European distributors. At present, the majority of the Company’s revenues relate to sales to European customers. See Note 2 for further details on the closure of the subsidiary.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2006 in our Annual Report on Form 10-K filed on March 30, 2007 with the Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Successful completion of the Company’s development program and its transition to attaining profitable operations are dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenue adequate to support its cost structure. The Company believes that it can effectively manage its working capital to fund operations until May 2008; however, the Company does not anticipate having significant commercial operations until 2008, if at all; therefore, it expects to need additional debt or equity financing until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Balance Sheet Information

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2007 and December 31, 2006, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds, commercial paper, and corporate bonds, which were unrestricted as to withdrawal or use.

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

As of March 31, 2007 and December 31, 2006, the contractual maturity of all investment securities was less than one year. The composition of investments and gross unrealized gains and losses at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007				December 31, 2006
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate debt securities	7,455	2	—	7,457	12,735	6	—	12,741
Asset-backed securities	1,745	—	—	1,745	3,238	—	—	3,238

	$9,200	$2	$—	$9,202	$15,973	$6	$—	$15,979

Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$682	$612
Work-in-progress	18	38
Finished goods	231	208

	931	858
Less reserves for excess and obsolete inventories	(38)	(38)

Inventory, net	$893	$820

At March 31, 2007, the Company had $597,000 in console inventory on its balance sheet, as well as outstanding purchase commitments of approximately $86,000 for console materials. This total inventory represents ten consoles in finished goods, components to build an additional eighteen complete consoles, and components that could be used in the production of additional consoles. These materials are not expected to become obsolete in the time period anticipated for commercialization in the United States. At March 31, 2007, the Company had disposables inventory totaling $296,000, of which $275,000 is raw materials. This inventory level represents approximately 1,100 finished catheters. The Company anticipates that the existing inventory levels will be needed in either 2007 or 2008 to the extent we are able to commercialize our products in the United States.

Restructuring Accrual

The Company recorded restructuring charges of $252,000 in connection with the closing of CryoCor GmbH during 2006 and $70,000 remains accrued on the balance sheet at March 31, 2007, primarily due to payments owed on the remaining term of the facility lease, which will run through June 2008. The Company has not incurred any additional restructuring costs in connection with the closing of CryoCor GmbH subsequent to June 30, 2006.

In January 2006, the Company received a “non-approvable” letter from the United States Food and Drug Administration (“FDA”) related to its application for premarket approval (“PMA”) for the treatment of atrial flutter, a cardiac arrhythmia. As a result of that letter, the Company restructured its operations in early March 2006 whereby it reduced its staffing levels to reduce its monthly cash requirements. During 2006, the Company recorded severance expenses of $280,000 and sales and marketing contract termination expenses of $50,000 associated with the restructuring, all of which was paid during 2006. The Company’s San Diego facilities were not impacted by the restructuring plan and all restructuring activities were substantially completed as of July 2006. In November 2006, after an analysis of the Company’s clinical data and discussions with the FDA, the Company’s amended its PMA, which the FDA is currently reviewing.

Short-Term Debt

In March 2005, the Company entered into an agreement whereby it borrowed $7.0 million from a financial institution (the “facility”). The facility has restrictive covenants on the Company’s operations, which preclude the Company from incurring new debt or placing liens on its assets, disposing of property, making dividend payments or distributions to stockholders, or entering into transactions that would result in a change of control. The facility bears interest at a rate of 11.25% per annum and requires monthly interest-only payments through June 2007, at which time all remaining principal is due and payable. In conjunction with the facility, the Company issued two warrants to purchase a total of 68,288 shares of common stock. The fair value of the warrants was $657,000 based upon an estimated fair value upon the date of grant of

$13.43 per common share, an estimated life of six years, a volatility rate of 70% and a risk free interest rate of 4.34%. The fair value of the warrant was recorded as a discount to the facility and is being amortized to interest expense on a straight-line basis over the term of the loan. The remaining unamortized fair value of the warrants is $72,000 at March 31, 2007. The warrants are exercisable through 2015.

Note 3. Share-Based Payments

Total share-based compensation expense recognized in our consolidated statement of operations related to stock options granted to employees and non-employee directors was as follows (in thousands, except per share data):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Share-based compensation costs included in:
Cost of sales	$101	$89
Research and development	140	99
Selling, general, and administrative	173	262

Total share-based compensation costs	414	450
Income tax benefit recognized	—	—

Impact on net loss	$414	$450

Share-based compensation expense, per common share:
Basic and diluted	$0.04	$0.04

We recognized share-based employee compensation expense of $169,000 and $34,000 under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, during the three months ended March 31, 2007 and 2006, respectively, in addition to $245,000 and $416,000 in compensation expense recorded as required under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations during the three months ended March 31, 2007 and 2006, respectively. Both of these amounts are included in the table above. Due to the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2007 and 2006.

As of March 31, 2007, $3.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the CryoCor 2000 Stock Option Plan, the 2005 Equity Incentive Plan and the 2005 Non-Employee Director Plan is expected to be recognized over a weighted-average period of 2.0 years.

Note 4. Net Loss per Common Share

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

	Three months ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss	$(3,432)	$(4,271)

Denominator:
Weighted-average common shares outstanding	11,035	10,687
Weighted-average unvested common shares subject to repurchase	(3)	(26)

Denominator for basic and diluted net loss per common share	11,032	10,661

Basic and diluted net loss per common share	$(0.31)	$(0.40)

Historical outstanding anti-dilutive securities not included in diluted net loss per common share:
Options to purchase common stock	1,696	1,524
Warrants to purchase common and convertible preferred stock	83	83

	1,779	1,607

Note 5. Equity

In April 2007, the Company completed a private placement of shares of its common stock, raising a total of $5.5 million. The Company issued 1,052,423 shares of common stock under the private placement, at a price of $5.14 per share, representing the closing bid price on the Nasdaq Stock Market on the date the securities purchase agreement was signed. The investors in the transaction purchased warrants that are exercisable, in total, for 578,824 of common stock at an exercise price of $5.14 per share. The warrants were purchased by the investors at a price of $0.07 per warrant share and will be recorded as equity in accordance with the FASB’s Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants will become exercisable six months after the issuance, and the warrants expire on April 24, 2012. The Company is obligated to file a registration statement on Form S-3 within 30 days of the completion of the private placement, and has up to 120 days thereafter, under certain conditions, to seek the effectiveness of the Form S-3 without penalty.

Note 6. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159 is not expected to have a material effect on its consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financials statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007.

At December 31, 2006, the Company had $29.2 million in deferred tax assets. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Sections 382 and 383, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such a study. If the Company experienced a change in control as defined by Section 382 and 383 at any time since the Company’s formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation determined, no amounts are being presented as an uncertain tax position under FIN 48. The Company believes that if a change of control occurred, the amount subject to limitation could be significant. Any amounts that the Company determines will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory approvals, if any, for the CryoCor Cardiac Cryoablation System, or cryoablation system, in the United States for use in treating atrial flutter, or AFL, and atrial fibrillation, or AF, the timing for when we will complete enrollment in our AF pivotal trial and submit an application for premarket approval, or PMA, for AF, statements related to our restructuring, the timing for product sales in the United States, if any, our anticipated continuing net losses, the amount and timing of future spending to develop existing and new product candidates, including in connection with related clinical trials and PMA filings, if any, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-Q based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the United States for our cryoablation system for use in treating AFL and AF, risks associated with our ability to complete enrollment in our AF pivotal trial and submit a PMA for AF, risks associated with our ability to receive approval from the United States Food and Drug Administration, or FDA, for the use of our cryoablation system to treat AFL, risks associated with our ability to successfully commercialize our cryoablation system in the United States and elsewhere if our cryoablation system is approved for use in the United States, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, risks associated with our ability to obtain additional financing as necessary, and the other risks and uncertainties identified in the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-Q. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-Q to reflect actual results, changes in our expectations, or otherwise. The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, including related notes, appearing in the Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC on March 30, 2007.

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

We have filed an application for premarket approval, or PMA, with the United States Food and Drug Administration, or FDA, for the treatment of AFL with our CryoCor Cardiac Cryoablation System, or cryoablation system. Our PMA was filed initially in July 2005. In January 2006, we were notified by the FDA that the PMA was not approvable at that time as the data presented did not meet the FDA’s chronic effectiveness criteria. Subsequent to receiving the non-approvable letter, we reevaluated the chronic effectiveness for each subject treated in the study, and after meeting with the FDA, we amended our PMA for the treatment of AFL based on this different analysis of chronic effectiveness. In this analysis, we computed our chronic effectiveness to be 81.6%. The FDA has decided to convene an Advisory Panel meeting to advise the FDA on whether our analysis of the chronic results provides a reasonable assurance of effectiveness. The Advisory Panel meeting has been scheduled for June 27, 2007, and we anticipate that the FDA will render a final decision on the approval of our PMA in August 2007. Although we believe our clinical data demonstrate adequate safety and effectiveness to support FDA approval, there can be no assurance that our product will be recommended for approval at the Advisory Panel meeting, or that our product will be approved by the FDA for the treatment of AFL.

We are currently enrolling a pivotal trial for the treatment of AF, and expect to complete enrollment in our trial in the next several months. As of May 11, 2007, we need to enroll seven to 14 additional patients to allow us to have the required population of evaluable patients. We will need to collect safety and effectiveness data on 140 evaluable patients, 70 that have been treated with cryoablation and 70 that have been treated with medical management. We anticipate needing to enroll between 166-173 patients to generate the required number of evaluable patients. In January 2007, the FDA approved our request to increase the size of our pivotal trial, as the trial was initially planned to enroll 160 patients. Some patients in our trial withdrew for various reasons, including being randomized to medical management or being denied coverage for the procedure by their insurance company. Based upon the anticipated timelines for completion of enrollment of our pivotal trial and the time required to follow our patients subsequent to their cryoablation treatments, we anticipate that we will file a PMA for the treatment of AF in the second half of 2008 and that a decision from the FDA on whether or not to approve our cryoablation system for the treatment of AF will be received in 2009.

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

To date, we have generated minimal revenues and we have incurred net losses in each year since our inception. We expect these losses to continue as we complete our clinical trial activities and continue to develop our product candidates for potential commercial launch in the United States, and for at least some time after any commercial launch of any of our products in the United States. We have financed our operations primarily through private placements of common stock and preferred stock, convertible promissory notes, bank debt, and the proceeds of our initial public offering completed in July 2005, which raised aggregate net proceeds of $35.4 million after deducting underwriting fees, commissions and offering costs. In addition, we closed a private placement in April 2007 which raised gross proceeds of $5.5 million.

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

Three months ended March 31, 2007 and 2006

Product Sales. Product sales decreased $47,000 to $66,000 for the three months ended March 31, 2007, compared to $113,000 for the three months ended March 31, 2006. The decrease was primarily due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary during 2006. Deferred revenue decreased from $78,000 at December 31, 2006 to $69,000 at March 31, 2007 due to increased cash collections and lower product shipments versus previous periods.

Cost of Sales. Cost of sales decreased $135,000 to $628,000 for the three months ended March 31, 2007, compared to $763,000 for the three months ended March 31, 2006. The decrease during the three months ended March 31, 2007 is primarily related to lower personnel costs of $123,000 as a result of our staff restructuring in early 2006 and lower material costs related to our reduced product sales. Cost of sales is high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the three months ended March 31, 2007 and 2006 were non-cash share-based compensation of $108,000 and $89,000, respectively.

Research and Development Expenses. Research and development expenses increased $57,000 to $1.6 million for the three months ended March 31, 2007, compared to $1.5 million for the three months ended March 31, 2006. The increase was primarily related to the costs associated with our third-party clinical research organization as well as increased non-cash share-based compensation, partially offset by lower clinical trial costs related to lower enrollment in our ongoing AF clinical trial than enrollment in the three months ended March 31, 2006. Included in research and development expenses for the three months ended March 31, 2007 and 2006 were non-cash share-based compensation of $152,000 and $100,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $887,000 to $1.2 million for the three months ended March 31, 2007, compared to $2.1 million for the three months ended March 31, 2006. The decrease was primarily due to lower personnel costs of $535,000 as a result of our staff restructuring in early 2006 as well as lower sales consulting costs of $99,000, lower operating costs associated with closing our foreign subsidiary of $99,000, and lower non-cash share-based compensation of $75,000. Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 were non-cash share-based compensation of $191,000 and $266,000, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of March 31, 2007, we had an accumulated deficit of $88.4 million. We have funded our operations to date from private placements of equity and debt securities for aggregate net cash proceeds of $51.2 million through March 31, 2007, as well as bank debt and the proceeds of our initial public offering, which was closed in July 2005 and raised aggregate net proceeds of $35.4 million after deducting underwriting fees and commissions and transaction costs. In addition, we completed a private placement of our common stock in April 2007 which raised gross proceeds of $5.5 million.

As of March 31, 2007, we had short-term debt outstanding of $7.0 million (excluding a debt discount for warrants of $72,000), working capital of $8.0 million and cash, cash equivalents and short-term investments totaling $15.9 million. Based upon our current level of expenditures, we believe that our existing funds, including the proceeds from our April 2007 private placement, will be adequate to meet our anticipated cash requirements until May 2008, and that to continue to fund our operations beyond that date, we will need to seek additional financing.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $883,000 to $3.2 million for the three months ended March 31, 2007, compared to $4.1 million for the three months ended March 31, 2006. The net cash used in both of these periods primarily reflects the net loss for each period, offset in part by depreciation and amortization, non-cash share-based compensation, amortization of debt discount and changes in operating assets and liabilities. Our operating losses have been within our expectations.

Net Cash Provided by Investing Activities. Net cash provided by investing activities increased $6.5 million to $6.9 million for the three months ended March 31, 2007, compared to $402,000 for the three months ended March 31, 2006. Cash provided by investing activities relates to purchases and maturities of short-term investments as well as purchases of property and equipment. The increase in net cash provided by investing activities for the three months ended March 31, 2007 is related to purchases and maturities of short-term investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $27,000 to $37,000 for the three months ended March 31, 2007, compared to $64,000 for the three months ended March 31, 2006. Net cash provided by financing activities during the three months ended March 31, 2007 and 2006 was primarily attributable to proceeds from the issuance of common stock related to awards granted under our equity incentive plans.

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

We do not expect to generate significant product revenues until we obtain marketing approval for and begin selling our cryoablation system in the United States. Based upon our current level of expenditures, we believe the proceeds from our initial public offering and our April 2007 private placement, together with cash flows from operating activities will be adequate to permit us to repay our outstanding debt facility in June 2007 and to meet our anticipated cash requirements for working capital until May 2008. We will need to seek additional financing and we expect to sell additional equity or debt securities or obtain an additional credit facility to increase our financial resources. The sale of additional equity and convertible debt securities will result in additional dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical and commercial activities, and research and development efforts, or to cease operations.

On February 21, 2006, we issued a press release announcing that we implemented a restructuring plan intended to reduce our burn rate and to permit us to finance ourselves with our then existing cash, cash equivalents and short-term investments until December 2007. The decision to implement a restructuring plan was in response to the communication that we received from the FDA informing us that our PMA for the treatment of AFL using our cryoablation system was not approvable at that time based on the data we submitted. Our Board of Directors approved the restructuring plan on February 14, 2006.

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

In August 2006, we created an incentive compensation program for our non-executive full-time employees. Under the terms of the program, employees that remain with the Company through August 31, 2007 will receive a payment of 20% of their 2006 annual salary. The incentive payments will be paid in September 2007 and could total approximately $538,000, if all employees eligible for the program remain through August 31, 2007. Additionally, at the end of August 2006, we did not extend our employment agreement with our former Chief Executive Officer, Gregory Ayers. Under the terms of his employment agreement, he will receive separation compensation of one year’s salary, or $450,000, over the 12 months subsequent to his departure. As of March 31, 2007, $193,000 of the severance amount remains accrued on the balance sheet, all of which will be paid by August 31, 2007.

At present, we have a wholly owned subsidiary in Cologne, Germany that previously sold our products in Germany, Belgium, and the Netherlands. We discontinued the activities of this subsidiary in 2006 and are currently pursuing the dissolution of this subsidiary. We incurred restructuring charges of $252,000 in conjunction with the closing of our subsidiary, of which $70,000 remains accrued at March 31, 2007. We have signed distribution agreements for the sale of our cryoablation system in the United Kingdom and Italy, and our United Kingdom distributor supports our customers in Germany, Belgium, Denmark and the Netherlands. At present, we do not currently expect to sign additional distribution agreements in Europe. If we obtain marketing approval from the FDA, we plan to commercialize in the United States with our own sales force or in combination with a marketing partner.

We anticipate spending at least $3.9 million in external costs during the remainder of 2007 and 2008 for clinical trials and regulatory activities related to using our cryoablation system to treat AFL and AF, and an anticipated clinical trial for our next generation catheter, Quantum. We believe the total costs for our clinical trials for AFL and AF and the development of our existing product candidates will require approximately $10.5 million during the remainder of 2007 and 2008, with our remaining cash and cash equivalents being used to prosecute and maintain our intellectual property portfolio, to fund our facility, manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period.

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

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete clinical trials and development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Form 10-Q, and in our other securities filings filed with the Securities and Exchange Commission, or SEC. We have based these estimates on assumptions that may prove to be wrong, and we may be required to utilize our available capital resources sooner than we currently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to obtain FDA approval or other regulatory approval for our products;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including participation in FDA advisory panel meetings;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support applications for marketing approval of the desired indications;

•	the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the extent and level of reimbursement for cryoablation;

•	the commercial acceptance of our product following the initiation, if any, of our sales efforts in the United States;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

At March 31, 2007, the Company had $597,000 in console inventory on its balance sheet, as well as outstanding purchase commitments of approximately $86,000 for console materials. This total inventory represents ten consoles in finished goods, components to build an additional eighteen complete consoles, and components that could be used in the production of additional consoles. These materials are not expected to become obsolete in the time period anticipated for commercialization. At March 31, 2007, the Company had disposables inventory totaling $296,000, of which $275,000 is raw materials. This inventory level represents approximately 1,100 finished catheters. The Company anticipates that the existing inventory levels will be needed in either 2007 or 2008 to the extent we are able to commercialize our products in the United States.

We also have service agreements with clinical sites, individuals and institutional research organizations for the conduct of our AF pivotal trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we have accrued approximately $767,000 in fees and expenses through March 31, 2007 payable in connection with our AF pivotal trial. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cash outlay of completing our AF pivotal trial and submitting a PMA for the treatment of AF with our cryoablation system will be approximately $3.1 million during the remainder of 2007 and 2008. However, due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur. We expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants and related legal expenses.

We have agreed to cover the treatment costs for certain patients in our AF pivotal trial who are either not insured, or who are insured but were declined coverage by their insurance company for the costs associated with our procedure. As of March 31, 2007, we have agreed to cover the treatment costs for five patients at an estimated cost of approximately $77,000, which is included in the accrued clinical development liabilities on our balance sheet at March 31, 2007. We anticipate that there may be additional patients for whom we agree to pay the treatment costs, and project that the total number of patients for which we could cover the cost of the treatment could be up to an additional five patients, at an estimated cost of $15,000—$35,000 each. The total estimated costs for covering the costs of these treatments are included in our estimated $3.1 million above.

Critical Accounting Policies and Significant Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Share-Based Payments

We have four share-based compensation plans consisting of three stock option programs and an employee stock purchase plan. As a result of adopting the FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), on January 1, 2006, we recognized share-based employee and non-employee director compensation expense of $169,000 and $34,000 during the three months ended March 31, 2007 and 2006, respectively, in addition to $245,000 and $416,000 in compensation expense recorded as required under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, during the three months ended March 31, 2007 and 2006, respectively. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the stock options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our stock option awards. As of March 31, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $3.4 million, which we expect will be recognized over a weighted-average period of 2.0 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

Inventory

At March 31, 2007, the Company had $597,000 in console inventory on its balance sheet, as well as outstanding purchase commitments of approximately $86,000 for console materials. This total inventory represents ten consoles in finished goods, components to build an additional eighteen complete consoles, and components that could be used in the production of additional consoles. These materials are not expected to become obsolete in the time period anticipated for commercialization. At March 31, 2007, the Company had disposables inventory totaling $296,000, of which $275,000 is raw materials. This inventory level represents approximately 1,100 finished catheters. We evaluated whether these levels of console and catheter inventory was excessive and concluded that they were not excessive for the following reasons:

Consoles

•	completed consoles can be deployed in Europe where our product has been approved for sale;

•	we expect to need between 125 to 160 consoles to effectively commercialize our product in the United States;

•	we believe we will receive approval to sell our product in the United States in either 2007, 2008 or 2009; and

•	the console is not subject to obsolescence in the time period contemplated for commercialization.

Disposables

•	we anticipate the sale of approximately 250-550 catheters in Europe during the remainder of 2007;

•	we believe we will receive approval to sell our product in the United States in either 2007, 2008 or 2009; and

•	the catheter raw materials are not subject to obsolescence in the time period contemplated for commercialization.

Based on the above, we concluded that no reserves were needed at March 31, 2007 for the existing console and catheter inventory. We will continue to evaluate these inventory levels based on the progress of our trials and regulatory approvals.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 is not expected to have a material effect on its consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We have adopted FIN 48 as of January 1, 2007, and compliance with this guidance did not have a significant impact on our results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, corporate debt securities and asset-backed securities. Due to the short-term nature of our investments, we believe that we have no material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies to maintain “disclosure controls and procedures” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. CryoCor’s management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for this purpose.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. Other than the interference proceedings previously described under the heading “Legal Proceedings” in our Form 10-K for the period ending December 31, 2006, filed with the SEC on March 30, 2007 we are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

The risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 included disclosure regarding uncertainty as to whether or not the FDA would convene an Advisory Panel meeting to review CryoCor’s PMA for AFL, or whether the FDA would conclude that an Advisory Panel meeting was not needed. The FDA has concluded that it will convene an Advisory Panel meeting on June 27, 2007 to review CryoCor’s PMA for AFL. The following risk factors reflect these changes:

•

The FDA has informed us that our PMA for the treatment of AFL using our cryoablation system was not approvable based on the data originally submitted, which could prevent us from obtaining FDA approval to market our cryoablation system for the treatment of AFL in the United States;

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

The risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 included disclosure regarding our uncertainty as to whether or not we would be able to obtain additional financing to finance our operations beyond December 2007, which was the anticipated date when our cash resources would be depleted. In April 2007, we completed a private placement of our common stock from which we obtained gross proceeds of $5.5 million. We intend to use some of these proceeds to pay off our existing debt facility of $7.0 million, and accordingly, we now believe our existing cash resources will be sufficient to fund our existing operations until May 2008. The following risk factors reflect these changes:

•

We will need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs or product development programs

•	We may not be able to continue as a going concern or fund our existing capital needs; and

•	We have a limited operating history, have a history of operating losses, expect to continue to incur losses and may never become profitable.

Except as discussed above, the risk factors set forth below do not contain any other material changes from the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We believe that our existing cash, cash equivalents and short-term investment balances, will be sufficient to meet our anticipated cash requirements until May 2008. However, our future funding requirements will depend on many factors, including but not limited to:

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

In our Annual Report on Form 10-K, our independent registered public accounting firm included an explanatory paragraph in their report on our 2006 financial statements related to the uncertainty in our ability to continue as a going concern. Accordingly, there is considerable doubt as to whether we will be able to continue as a going concern beyond 2007 without access to additional working capital. Although we recently completed a private placement of $5.5 million, there can be no assurance that we will be able to obtain additional funds on satisfactory terms, or at all, to fund our operations beyond May 2008, which is when we anticipate our existing cash resources, including the proceeds from the private placement, will have been expended. If we cannot obtain sufficient additional financing in the short-term, we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

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

As of March 31, 2007, we had an accumulated deficit of $88.4 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $15.1 million, $17.1 million, and $15.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We expect that our primary expenses for the next 24 months will be for conducting our clinical trial for AF, costs associated with preparing our PMA for AF, other costs associated with new product development and costs associated with our PMA for AFL. We expect that our general and administrative and legal costs will continue to increase due to the additional operational and regulatory burdens applicable to public companies. If we do not restructure or refinance our existing debt, we expect to pay off our existing debt of $7.0 million when due in June 2007. In addition, we anticipate that the interference we have filed with the USPTO will be declared in 2007 and substantial financial resources will be required to support this action. If we receive FDA marketing approval of our cryoablation system for either AFL or AF, we expect to incur increased sales, marketing, manufacturing, and compliance expenses. We do not currently have the required approvals to market our cryoablation system in the United States and we may not receive them. We may not become profitable even if we obtain FDA approval and succeed in commercializing our cryoablation system in the United States. As a result, we cannot be sure when we will become profitable, if at all.

The FDA has informed us that our PMA for the treatment of AFL using the cryoablation system is not approvable based on the data submitted, which could prevent us from obtaining FDA approval to market our cryoablation system for the treatment of AFL in the United States

In late January 2006, we received a letter from the FDA informing us that our PMA for the treatment of AFL using the cryoablation system was not approvable at that time. The FDA stated that its interpretation of the data presented by us from our trial did not meet the FDA’s chronic effectiveness criteria. Since receiving the letter from the FDA, CryoCor retained expert physicians in the field of electrophysiology to review the clinical data for all patients treated in its pivotal trial to independently determine the success of each procedure. Additionally, CryoCor engaged external regulatory consultants to assist with its efforts to reevaluate the clinical data and advise CryoCor on a potential amendment to its PMA based on additional information. Based upon these efforts and after a meeting held with the FDA on July 26, 2006, where the process around and results from CryoCor’s reevaluation of the AFL clinical data for purposes of determining chronic effectiveness were discussed, CryoCor announced that it would file an amendment to its PMA for the treatment of AFL, and in November 2006, the amendment was filed. The FDA has decided to convene an Advisory Panel meeting to advise the FDA on whether our analysis of chronic effectiveness is sufficient to warrant marketing approval of our PMA for AFL. The Advisory Panel meeting has been scheduled for June 27, 2007, and we anticipate that the FDA will render a final decision on the approval of our PMA by August 2007. Although we believe our clinical data demonstrate adequate safety and effectiveness to support FDA approval, there can be no assurance that our product will be recommended for approval for the treatment of AFL at the Advisory Panel meeting, or that our product will be approved by the FDA for the treatment of AFL.

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

In the AFL pivotal trial, our chronic effectiveness data indicate that 81.6% of patients that had a successful initial procedure did not have a recurrence of AFL during the six month period following treatment, but did not meet the chronic effectiveness OPC established by the FDA for RF ablation. We are aware of other companies that have received PMA approval despite not meeting OPC’s for RF ablation; but we cannot assure you that the FDA will agree that the data presented in our amendment to our AFL PMA has demonstrated sufficient chronic effectiveness to receive marketing approval. If the FDA does not accept our proposed approach, the FDA may conclude that we have failed to demonstrate the effectiveness of our cryoablation system and delay or deny marketing approval of our cryoablation system for the treatment of AFL.

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

We have expended significant time, money and effort in the development of our cryoablation system, which is still in clinical testing, has not yet received FDA approval for any indication and may never be commercialized in the United States. In our public announcements, we have provided estimates for the timing of the accomplishment of various clinical, regulatory and other product development goals relating to our cryoablation system, which we sometimes refer to as milestones. These milestones include the enrollment of subjects in our clinical trials, the submission of data from our clinical trials to the FDA, the timing of FDA approval for our cryoablation system and other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and we may never achieve some or all of these milestones. For example, in January 2006, the FDA informed us that our PMA for the treatment of AFL is not approvable based on the data we submitted. In response, we analyzed our clinical data and amended our PMA for AFL in a manner that is acceptable to the FDA, and filed an amendment to our PMA in November, 2006. The FDA has decided to convene an Advisory Panel meeting to advise the FDA on whether our analysis of chronic effectiveness is sufficient to warrant marketing approval of our PMA for AFL. The Advisory Panel meeting has been scheduled for June 27, 2007, and we anticipate that the FDA will render a final decision on the approval of our PMA by August 2007. However, there can be no assurance that our amended PMA will be approved by the FDA. Additionally, our enrollment for our AF pivotal trial has progressed more slowly than we expected. We have opened new centers and have taken efforts to stimulate enrollment, which has improved the pace of our enrollment. However, it may take us longer than we anticipate to complete the enrollment of our AF pivotal trial. If we do not meet our estimated milestones as publicly disclosed for both AF and AFL, we may be unable to commercialize our products in the United States, or any commercialization of our products in the United States may be delayed and, as a result, our business may be harmed and our stock price may decline. If our cryoablation system is not approved by the FDA for any indication for commercialization in the United States, we may be forced to cease operations.

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

As discussed above, in January 2006, the FDA informed us that our PMA for the treatment of AFL using the cryoablation system was not approvable at that time. After receipt of this FDA letter, we conducted an independent evaluation of chronic effectiveness for each subject that experienced acute effectiveness, and based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the process around and results from our independent review of the AFL clinical data. We filed an amendment to our PMA in November 2006, and provided additional information to the FDA in February 2007. The FDA has decided to convene an Advisory Panel meeting to advise the FDA on whether our analysis of chronic effectiveness is sufficient to warrant marketing approval of our PMA for AFL. The Advisory Panel meeting has been scheduled for June 27, 2007, and we anticipate that the FDA will render a final decision on the approval of our PMA by August 2007. Although we believe our clinical data demonstrate adequate safety and effectiveness to support FDA approval, there can be no assurance that our product will be recommended for approval for the treatment of AFL at the Advisory Panel meeting, or that our product will be approved by the FDA for the treatment of AFL.

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

If the data from our clinical trials do not demonstrate the safety and effectiveness of our cryoablation system to the FDA’s satisfaction, we will not receive FDA approval to market our cryoablation system in the United States

To obtain FDA approval for marketing, our pivotal trials must generate data demonstrating that our cryoablation system is safe and effective for each indication for which approval is sought. The FDA’s grant of permission to proceed with the AFL and AF pivotal trials does not constitute a binding commitment that the FDA will consider either trial design adequate to support approval for our cryoablation system. In addition, there can be no assurance that the data generated during the pivotal trials will meet our chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing approval. For example, in January 2006, the FDA informed us that our PMA for the treatment of AFL using the cryoablation system was not approvable at that time. After receipt of this FDA letter, we conducted an independent evaluation of our chronic effectiveness data, and based upon the results of this evaluation, we met with the FDA in July 2006 to discuss the process around and results from our independent review of the AFL clinical data. We filed an amendment to our PMA in November 2006, and the FDA has decided to convene an Advisory Panel meeting to advise the FDA on whether our analysis of chronic effectiveness is sufficient to warrant marketing approval of our PMA for AFL. The Advisory Panel meeting has been scheduled for June 27, 2007, and we anticipate that the FDA will render a final decision on the approval of our PMA by August 2007. However, there can be no assurance that the FDA will determine that the data presented in the amended PMA meets the FDA’s chronic effectiveness criteria and there can be no assurance that we will receive approval for our amended PMA. If our PMA is not approved by the FDA, we will not be able to market our cryoablation system for the treatment of AFL in the United States.

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

When we designed the size of our AF pivotal trial, we made certain assumptions about the number of patients to be enrolled to permit us to evaluate the results of each arm of our clinical trial. During the conduct of our pivotal trial, patients have withdrawn from our clinical study for reasons not in our control, such as, they were randomized to medical management or were not covered by insurance, and withdrew from the trial. If we do not have a sufficiently large evaluable patient population for our analysis when we have completed enrollment, we may need to increase enrollment until we can generate a sufficiently large evaluable patient population. For example, the FDA has approved our request to enroll an additional 20 patients, up to 180 patients in total. While the exact number of additional patients needed is not known at this time, we anticipate that we will need to enroll at least 166-173 patients to achieve a dataset of evaluable patients.

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

We attempt to protect our intellectual property position by filing United States patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently, we own or license 36 issued United States patents and a number of pending United States patent applications covering various aspects of our products and technology.

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

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In the first half of 2006, we restructured our workforce, including reductions in our manufacturing staffing that has reduced our capacity to manufacture catheters and consoles. Currently, we can only produce sufficient quantities of catheters to support our existing clinical trials and our expected commercial sales in Europe for 2007 and 2008. To produce our cryoablation system in the quantities that we believe will be required to meet anticipated market demand in the United States in the event that we receive regulatory approval for AF, we will need to increase, or “scale up”, the production process by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale up in a timely manner, or at all due to such technical difficulties and/or insufficient funds. If we are unable to do so, we may not be able to produce our cryoablation system in sufficient quantities to meet the requirements for the launch of the product in the United States if we receive the required regulatory approval from the FDA for AF, or to meet demand for our cryoablation system in Europe. If we obtain regulatory approval from the FDA for our cryoablation system for AF but are unable to manufacture a sufficient supply of our cryoablation systems, our revenues, business and financial prospects would be materially adversely affected. In addition, if we obtain regulatory approval for our cryoablation system for AF, but the scaled up production process is not efficient or produces cryoablation systems that do not meet quality and other standards, our future gross margins, if any, will be adversely affected.

We have never manufactured our Quantum catheter in large quantities, and we may experience delays and difficulties in our manufacturing of this catheter.

Our Quantum catheter is more complicated to manufacture than our CryoBlator catheter, and our experience in manufacturing the initial prototypes indicate that it may take longer to manufacture a single Quantum catheter than as required to manufacture a single CryoBlator catheter. This complexity may delay our ability to advance the Quantum catheter into human clinical trials. However, we believe we will develop efficiencies in manufacturing our Quantum catheter to permit us to manufacture it in a commercially viable amount of time. For example, the time required to initially manufacture the Model 1100 catheter, and time required to initially manufacture the Model 1200 catheter, were substantially longer than the time currently required to manufacture our CryoBlator catheter. In addition, after we have conducted further animal studies, we may determine that Quantum is not suitable for human use, and we may discontinue the development of the catheter.

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

We have signed distribution agreements with third parties in Europe to market and sell our cryoablation system in the United Kingdom and Italy. We do not intend to sign additional distribution agreements in Europe and we may never sign additional distribution agreements. If our relationships with our distributors do not progress as anticipated, if we seek to identify alternative distributors and are unable to do so, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed. We have closed our subsidiary in Germany through which we historically distributed our product in Belgium, the Netherlands and Germany and we may no longer sell our product in these geographic areas.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of April 30, 2007, beneficially owned approximately 76.0% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We invested $35.4 million in proceeds from the offering, net of underwriting discounts and commissions and offering expenses, in money market funds, United States government or corporate bond securities, and asset-backed securities. Through March 31, 2007, we have used approximately $22.8 million of the proceeds from our initial public offering for research and development activities, clinical trial activities, expenses related to our facility, manufacturing and quality system operations, sales and marketing activities, and for working capital and general corporate purposes.

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

ITEM 6.	EXHIBITS

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

Date: May 14, 2007

CryoCor, Inc.

By:	/s/ GREGORY J. TIBBITTS
Gregory J. Tibbitts
Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)