Form 10-Q
period 2007-06-30
CRYOCOR INC
filed 2007-08-10
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2007 was 12,522,723.

CRYOCOR, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007

ITEM 1.	FINANCIAL STATEMENTS.

CryoCor, Inc.

Consolidated Balance Sheets

(in thousands except for the number of shares and par values)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,902	$3,025
Short-term investments	8,365	15,979
Accounts receivable, net	54	56
Inventories, net	864	820
Prepaid expenses and other current assets	269	555

Total current assets	21,454	20,435
Property and equipment, net	535	610
Other assets	538	297

Total assets	$22,527	$21,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$389	$212
Accrued compensation	1,076	1,002
Accrued clinical development liabilities	773	942
Accrued liabilities	462	429
Deferred revenue	551	78
Current portion of long-term debt	764	6,857

Total current liabilities	4,015	9,520
Long-term debt, less current portion	4,849	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares outstanding at June 30, 2007 (unaudited) and December 31, 2006	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,521,623 and 11,030,366 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	13	11
Additional paid in capital	105,920	96,709
Accumulated other comprehensive income	113	114
Accumulated deficit	(92,383)	(85,012)

Total stockholders’ equity	13,663	11,822

Total liabilities and stockholders’ equity	$22,527	$21,342

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Product sales	$72	$159	$138	$272
Operating expenses:
Cost of sales	651	547	1,279	1,310
Research and development	1,920	1,395	3,508	2,926
Selling, general and administrative	1,425	1,815	2,669	3,946

Total costs and expenses	3,996	3,757	7,456	8,182

Loss from operations	(3,924)	(3,598)	(7,318)	(7,910)
Interest income	228	298	458	609
Interest expense	(243)	(270)	(511)	(540)

Net loss	(3,939)	(3,570)	(7,371)	(7,841)

Basic and diluted net loss per common share	$(0.33)	$(0.33)	$(0.64)	$(0.73)

Shares used to compute basic and diluted net loss per common share	11,863	10,749	11,450	10,705

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities
Net loss	$(7,371)	$(7,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	149
Non-cash share-based compensation	960	1,010
Amortization of debt discount	142	143
Amortization of premium/discount on short-term investments	(257)	(5)
Changes in operating assets and liabilities:
Accounts receivable	1	(79)
Inventories	(44)	(255)
Prepaid expenses and other assets	45	382
Accounts payable	178	(330)
Deferred revenue	473	41
Accrued liabilities	(64)	(241)

Net cash used in operating activities	(5,794)	(7,026)
Investing activities
Purchases of property and equipment	(67)	(131)
Purchases of short-term investments	(8,775)	(9,407)
Proceeds from sales of short-term investments	16,650	11,025

Net cash provided by investing activities	7,808	1,487
Financing activities
Proceeds from issuance of common stock, net	7,782	—
Proceeds from issuance of common stock under stock plans, net	82	72
Proceeds from long-term debt	6,000	—
Principal payments on capital leases	—	(2)
Principal payments on long-term debt	(7,000)	—

Net cash provided by financing activities	6,864	70
Effect of exchange rate changes on cash	(1)	(13)

Net increase (decrease) in cash and cash equivalents	8,877	(5,482)
Cash and cash equivalents at beginning of period	3,025	10,583

Cash and cash equivalents at end of period	$11,902	$5,101

Supplemental disclosures of cash flow information:
Cash payments for interest	$368	$394

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2006 in our Annual Report on Form 10-K filed on March 30, 2007 with the Securities and Exchange Commission (“SEC”).

Note 2. Balance Sheet Information

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2007 and December 31, 2006, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds, commercial paper, and corporate bonds, which were unrestricted as to withdrawal or use.

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

As of June 30, 2007 and December 31, 2006, the contractual maturity of all investment securities was less than one year. The composition of investments and gross unrealized gains and losses at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007				December 31, 2006
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate debt securities	7,384	9	—	7,393	12,735	6	—	12,741
Asset-backed securities	972	—	—	972	3,238	—	—	3,238

	$8,356	$9	$—	$8,365	$15,973	$6	$—	$15,979

Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$663	$612
Work-in-progress	28	38
Finished goods	210	208

	901	858
Less reserves for excess and obsolete inventories	(37)	(38)

Inventory, net	$864	$820

Restructuring Accrual

The Company recorded restructuring charges of $252,000 in connection with the closing of CryoCor GmbH during 2006 and $57,000 remains accrued on the balance sheet at June 30, 2007, primarily due to payments owed on the remaining term of the facility lease, which will run through June 2008. The Company has not incurred any additional restructuring costs in connection with the closing of CryoCor GmbH subsequent to June 30, 2006.

In January 2006, the Company received a “non-approvable” letter from the United States Food and Drug Administration (“FDA”) related to its application for premarket approval (“PMA”) for the treatment of right atrial flutter, a cardiac arrhythmia. As a result of that letter, the Company restructured its operations in early March 2006 whereby it reduced its staffing levels to reduce its monthly cash requirements. During 2006, the Company recorded severance expenses of $280,000 and sales and marketing contract termination expenses of $50,000 associated with the restructuring, all of which was paid during 2006. The Company’s San Diego facilities were not impacted by the restructuring plan and all restructuring activities were substantially completed as of July 2006. In 2006, the Company amended its PMA, and in August 2007, the Company was notified by the FDA that its PMA for right atrial flutter had been approved.

Long-Term and Short-Term Debt

In June 2007, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance Corporation, ATEL Ventures, Inc. and Silicon Valley Bank (together, the “Lenders”) that provides the Company with a $14,000,000 credit facility, as evidenced by secured promissory notes. The Company paid off its previous outstanding debt facility in full prior to entering into the Loan Agreement. The credit facility is available in two draws, with the first draw of $6,000,000 received in June 2007, and the second draw of $8,000,000 becoming available for borrowing by the Company after the occurrence of both of the following conditions: (i) approval is received from the FDA of the Company’s application for pre-market approval for the treatment of right atrial flutter with the CryoCor Cardiac Cryoablation System which has occurred, and (ii) the Company receives unrestricted net cash proceeds of at least $20.0 million from the closing of an equity financing. Upon the applicable drawdown, the Company will make interest-only payments for the first six months following each advance, and will then make principal payments to fully amortize the advance over the subsequent 30-month term (the “Term Loan”). The Term Loan bears interest at a rate of 11.77% per annum. The Loan Agreement provides that the credit facility is secured by the Company’s assets, excluding intellectual property.

In connection with entering into the Loan Agreement, the Company issued warrants to the Lenders to purchase 93,697 shares of common stock at a price of $5.23 per share. The fair value of the warrants was $388,000 based on the stock price on the date of grant of $4.81 per common share, an expected life of ten years, an estimated volatility rate of 86%, and an estimated risk-free interest rate of 5.12%. The fair value of the warrants was recorded as a discount to the credit facility and is being amortized to interest expense on a straight-line basis over the 36-month term of the loan. The remaining unamortized fair value of the warrants is $388,000 at June 30, 2007. The warrants are exercisable through June 2017.

Note 3. Share-Based Payments

Total share-based compensation expense recognized in our consolidated statement of operations related to stock options granted to employees and non-employee directors was as follows (in thousands, except per share data):

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Share-based compensation costs included in:
Cost of sales	$105	$112	$206	$201
Research and development	150	130	290	229
Selling, general, and administrative	191	302	364	564

Total share-based compensation costs	446	544	860	994
Income tax benefit recognized	—	—	—	—

Impact on net loss	$446	$544	$860	$994

Share-based compensation expense, per common share:
Basic and diluted	$0.04	$0.05	$0.08	$0.09

We recognized share-based employee compensation expense of $370,000 and $184,000 under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, during the six months ended June 30, 2007 and 2006, respectively, in addition to $490,000 and $810,000 in compensation expense recorded as required under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations during the six months ended June 30, 2007 and 2006, respectively. Both of these amounts are included in the table above. Due to the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007, $3.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the CryoCor 2000 Stock Option Plan, the 2005 Equity Incentive Plan and the 2005 Non-Employee Director Plan is expected to be recognized over a weighted-average period of 1.9 years.

Note 4. Net Loss per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss	$(3,939)	$(3,570)	$(7,371)	$(7,841)

Denominator:
Weighted-average common shares outstanding	11,865	10,758	11,453	10,722
Weighted-average unvested common shares subject to repurchase	(2)	(9)	(3)	(17)

Denominator for basic and diluted net loss per common share	11,863	10,749	11,450	10,705

Basic and diluted net loss per common share	$(0.33)	$(0.33)	$(0.64)	$(0.73)

Historical outstanding anti-dilutive securities not included in diluted net loss per common share:
Options to purchase common stock	1,674	1,488	1,674	1,488
Warrants to purchase common and convertible preferred stock	756	83	756	83

	2,430	1,571	2,430	1,571

Note 5. Equity

In April 2007, the Company completed a private placement of its common stock, raising a total of $5.5 million. The Company issued 1,052,423 shares of common stock under the private placement, at a price of $5.14 per share, representing the closing bid price on the Nasdaq Stock Market on the date the securities purchase agreement was signed. The investors in the transaction purchased warrants that are exercisable, in total, for 578,824 shares of common stock at an exercise price of $5.14 per share. The warrants were purchased by the investors at a price of $0.07 per warrant share and will be recorded as equity in accordance with the FASB’s Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrants will become exercisable six months after the issuance, and the warrants expire in April 2012.

In June 2007, the Company entered into a series of agreements with Boston Scientific Corporation (“BSC”) and Boston Scientific Scimed, Inc (“BSS”), including a common stock purchase agreement with BSS pursuant to which it sold to BSS 368,188 shares of its common stock for a total of $2.5 million. The purchase price of each share of common stock sold was $6.79. Pursuant to the common stock purchase agreement, a second purchase of shares of the Company’s common stock for an aggregate purchase price of $2.5 million will take place within ten business days after the date, if any, that certain milestones specified in a related development and license agreement are achieved. The purchase price of each share of common stock to be sold in the second closing will be determined at the time of such closing based on the greater of (a) $2.53 and (b) the product of (i) the average closing sales price of the Registrant’s common stock on the Nasdaq Stock Market for the 60 consecutive trading days prior to the second closing and (ii) 1.25.

Note 6. Collaboration Agreement

In June 2007, the Company entered into a development and license agreement with BSC and BSS pursuant to which the Company may develop certain products and license to BSC intellectual property to permit BSC to commercialize certain products. The agreement provides for payments by BSC to the Company as consideration for the Company’s performance of its development obligations and also provides for possible royalty payments by each party to the other party if certain elections are made. The Company will conduct development activities under the agreement pursuant to a development plan that sets forth a description of items to be provided, including specifications and requirements. In conjunction with signing the agreement, the Company received an advance payment of $500,000 against the development milestones, and may receive additional payments based upon the successful completion of the development milestones, and will receive royalty payments if either the balloon product or the console being developed under the development and license agreement are sold.

Per our revenue recognition policy, revenue from a milestone achievement is recognized when earned based on several criteria. If not earned, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. Therefore, advance payments we receive in excess of amounts earned are classified as deferred revenues until earned. At June 30, 2007, we have deferred the $500,000 advance payment received from BSC.

Note 7. Recent Accounting Pronouncements

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

At December 31, 2006, the Company had $29.2 million in deferred tax assets. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future under Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Sections 382 and 383, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such a study. If the Company experienced a change in control as defined by Section 382 and 383 at any time since the Company’s formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation determined, no amounts are being presented as an uncertain tax position under FIN 48. The Company believes that if a change of control occurred, the amount subject to limitation could be significant. Any amounts that the Company determines will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory approvals, if any, for the CryoCor Cardiac Cryoablation System, or cryoablation system, in the United States for use in treating atrial fibrillation, or AF, the timing for when we will submit an application for premarket approval, or PMA, for AF, statements related to our restructuring, our plans for commercializing our products and, the timing for product sales in the United States, if any, our anticipated continuing net losses, the amount and timing of future spending to develop existing and new product candidates, including in connection with related clinical trials, post-market registry studies and PMA filings, if any, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-Q based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the United States for our cryoablation system for use in treating AF, risks associated with our ability to submit a PMA for AF, risks associated with our ability to receive approval from the United States Food and Drug Administration for the use of our cryoablation system to treat AF, risks associated with our ability to successfully commercialize our cryoablation system in the United States and elsewhere, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, risks associated with our ability to obtain additional financing as necessary, and the other risks and uncertainties identified in the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-Q. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-Q to reflect actual results, changes in our expectations, or otherwise. The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, including related notes, appearing in the Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 30, 2007.

Overview

We have developed and manufacture a minimally invasive system based on our proprietary cryoablation technology for the treatment of cardiac arrhythmias. Cardiac arrhythmias are dysfunctions in the electrical activity of the heart that normally controls and maintains the highly coordinated contractions of the heart. Arrhythmias cause the heart to pump blood less efficiently, cause potentially debilitating symptoms and can result in life threatening events such as stroke. We have focused our initial development efforts on designing a system for treating atrial fibrillation, or AF, and right atrial flutter, or AFL, the two most common and difficult to treat arrhythmias. AF is the most prevalent arrhythmia and AFL is the second most prevalent arrhythmia and can lead to, and often coexists with, AF.

In August 2007, we received approval for our application for premarket approval, or PMA, from the United States Food and Drug Administration, or FDA, for the treatment of AFL with our CryoCor Cardiac Cryoablation System, or cryoablation system. Our PMA was reviewed by an Advisory Panel of the FDA on June 27, 2007 and we presented the clinical data from our AFL pivotal trial as well as relevant supplemental information. The Advisory Panel recommended to the FDA that our PMA for the treatment of AFL be approved, and the Advisory Panel recommended conditions be established for the approval. To comply with these conditions for approval, we have made modest changes to our device label to reflect the specific arrhythmia to be treated, we will implement a formal training program for physicians which will include on-site training of the physician and hospital staff, and we will conduct a post-approval registry study of our device in order to collect safety and effectiveness results of our patients. We are in the process of developing our sales and marketing capabilities, and expect to begin selling our cryoablation system for the treatment of AFL in the United States over the next several months.

We are currently enrolling a pivotal trial for the treatment of AF. We are carefully evaluating the patients we have enrolled to determine if we need to enroll additional patients, or if we may begin our continued access protocol, or CAP. We continue to see an excellent safety profile with our cryoablation system with respect to procedure or device related events. Under the CAP, the physicians in our pivotal study may continue to treat AF patients using our cryoablation system and we will collect safety and effectiveness data from the patients treated. While the data from the CAP will not be evaluated for purposes of whether or not we achieved the primary endpoints of our pivotal trial, we will submit the CAP data to the FDA as supplemental information in our PMA for the treatment of AF. Based upon the anticipated time required to follow our patients subsequent to their cryoablation treatments, we anticipate that we will file a PMA for the treatment of AF in late 2008, that this PMA will be reviewed by an Advisory Panel to the FDA and that a decision from the FDA on whether or not to approve our cryoablation system for the treatment of AF will be received in 2009.

In June 2007, we signed a development and license agreement with Boston Scientific Corporation, or BSC, and Boston Scientific Scimed, Inc., or BSS, under which we agreed to modify our existing console to run a cryoablation balloon catheter developed by BSC. Under the terms of the agreement, BSS made an equity investment and will make development milestone payments if specified development milestones are achieved. We will receive royalties from BSC upon the commercial sales of the BSC balloon catheter and upon the sale of any consoles by BSC, if any such sales occur.

Our product, the cryoablation system, is designed to treat cardiac arrhythmias through the use of extreme cold, or cryoenergy, to ablate, or destroy, targeted cardiac cells. Unlike radiofrequency, or RF, and other heat-based ablation technologies, which can destroy both the targeted cardiac cells and the extracellular material that binds the cells together, cryoablation leaves the material surrounding the cardiac cells fully intact. As a result, cryoablation may reduce the occurrence and severity of complications observed with heat-based ablation technologies. Our cryoablation system utilizes our proprietary technology that allows it to generate, deliver and transfer high levels of cryoenergy enabling large lesion sizes, shorter procedure times and enhanced system versatility. We believe these advantages provide better therapeutic efficacy and give us a greater ability to treat the more complex arrhythmias, such as AF and AFL, than competing cryoablation technologies. We believe our cryoablation system eliminates or reduces many of the drawbacks and risks associated with surgical and other heat-based ablation procedures.

At present, we are currently selling our products in Europe through European distributors, and our products are sold in the United Kingdom, Germany, Denmark, Belgium, the Netherlands and Italy. We do not intend to expand our current network of European distributors. Now that we have received FDA approval of our PMA for AFL, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner. Our objective is to have installed between 120 and 160 consoles in electrophysiology centers around the United States by the end of 2008, and to increase that installed base to approximately 300 consoles by the end of 2010. However, our ability to build and install these consoles and hire the sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we will not hire the additional personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. Even though the FDA recently approved our PMA for the treatment of AFL and we anticipate beginning to sell our cryoablation system in the United States for the treatment of AFL in the next several months, we do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF.

To date, we have generated minimal revenues and we have incurred net losses in each year since our inception. We expect these losses to continue as we complete our clinical trial activities and continue to develop our product candidates for potential commercial launch in the United States, and for at least the next several years after our commercial launch in the United States for the treatment of AFL. We have financed our operations primarily through private placements of common stock and preferred stock, convertible promissory notes, bank debt, and the proceeds of our initial public offering completed in July 2005, which raised aggregate net proceeds of $35.4 million. In addition, in April 2007, we completed a private placement of our common stock which raised aggregate gross proceeds of $5.5 million, and in June 2007, we sold $2.5 million in common stock to BSS.

Financial Operations

Product Sales. Our product sales to date have come from a limited number of commercial sites in Europe. To date, we have not generated substantial revenues in Europe as our financial resources have primarily been dedicated to product development and clinical trials in the United States. This has prevented us from providing the resources necessary to broadly market our cryoablation system in Europe and from increasing the number of consoles placed in Europe. We do not expect to generate revenues in the United States unless, and until, we initiate the sales of our products. We anticipate beginning to sell our cryoablation system in the United States for the treatment of AFL in the next several months. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. We expect that any revenues we generate from sales of our products will fluctuate from quarter-to-quarter.

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

Three months ended June 30, 2007 and 2006

Product Sales. Product sales decreased $87,000 to $72,000 for the three months ended June 30, 2007, compared to $159,000 for the three months ended June 30, 2006. The decrease was primarily due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary during 2006. Deferred revenue increased from $78,000 at December 31, 2006 to $551,000 at June 30, 2007 due to an advance payment of $500,000 against development milestones received under our development and license agreement with BSC and BSS that may not yet be recognized under our revenue recognition policy.

Cost of Sales. Cost of sales increased $104,000 to $651,000 for the three months ended June 30, 2007, compared to $547,000 for the three months ended June 30, 2006. The increase during the three months ended June 30, 2007 is primarily related to increased personnel costs of $96,000 as a result of recently hired employees as well as the use of temporary labor since our staff restructuring in early 2006. Cost of sales is high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the three months ended June 30, 2007 and 2006 were non-cash share-based compensation of $106,000 and $112,000, respectively.

Research and Development Expenses. Research and development expenses increased $525,000 to $1.9 million for the three months ended June 30, 2007, compared to $1.4 million for the three months ended June 30, 2006. The increase was primarily related to the costs associated with our FDA Advisory Panel meeting on our PMA for AFL and related regulatory consulting of $204,000, the costs related to the efforts under the BSC/BSS development and license agreement and the Quantum development project of $151,000, increased non-cash share-based compensation of $50,000, as well as compensation expense of $172,000 for bonus accruals related to our FDA Advisory Panel meeting and our employee retention program. These increases were partially offset by lower clinical trial costs of $90,000 related to lower enrollment in our AF pivotal trial than enrollment in the three months ended June 30, 2006. Included in research and development expenses for the three months ended June 30, 2007 and 2006 were non-cash share-based compensation of $181,000 and $131,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $390,000 to $1.4 million for the three months ended June 30, 2007, compared to $1.8 million for the three months ended June 30, 2006. The decrease was primarily due to lower personnel costs of $209,000 as a result of our staff restructuring in early 2006 and the closure of CryoCor GmbH in mid-2006, lower non-cash share-based compensation of $91,000, and CryoCor GmbH restructuring costs incurred during the three months ended June 30, 2006 that were not incurred again during the three months ended June 30, 2007. Included in selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 were non-cash share-based compensation of $221,000 and $312,000, respectively.

Six months ended June 30, 2007 and 2006

Product Sales. Product sales decreased $134,000 to $138,000 for the six months ended June 30, 2007, compared to $272,000 for the six months ended June 30, 2006. The decrease was due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary. We had $551,000 in deferred revenue as of June 30, 2007 related to catheters that have been shipped to European customers as well as related to an advance payment of $500,000 against development milestones received under our development and license agreement with BSC and BSS that may not yet be recognized under our revenue recognition policy.

Cost of Sales. Cost of sales decreased $31,000 to $1.3 million for the six months ended June 30, 2007, compared to $1.3 million for the six months ended June 30, 2006. These results are relatively comparable, period to period, and are high relative to the volume of sales due to the fixed costs associated with manufacturing our product. Included in cost of sales for the six months ended June 30, 2007 and 2006 were non-cash stock-based compensation of $214,000 and $201,000, respectively.

Research and Development Expenses. Research and development expense increased $582,000 to $3.5 million for the six months ended June 30, 2007, compared to $2.9 million for the six months ended June 30, 2006. The increase in 2007 was primarily related to the costs associated with our FDA Advisory Panel meeting on our PMA for AFL and related regulatory consulting of $211,000, costs related to our third-party clinical research organization, the costs related to the research and development efforts under the BSC/BSS development and license agreement and the Quantum development project of $165,000, increased non-cash share-based compensation of $102,000, as well as increased compensation expense for bonus accruals related to our FDA Advisory Panel meeting and our employee retention program of $244,000. These increases were partially offset by lower clinical trial costs of $204,000 related to lower enrollment in our ongoing AF clinical trial than enrollment in the six months ended June 30, 2006. Included in research and development expenses for the six months ended June 30, 2007 and 2006 were non-cash share-based compensation of $333,000 and $231,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.2 million to $2.7 million for the six months ended June 30, 2007, compared to $3.9 million for the six months ended June 30, 2006. The decrease was primarily due to lower personnel costs as a result of our staff restructuring in early 2006 and the closure of CryoCor GmbH in mid-2006, lower operating costs associated with the closure of CryoCor GmbH, lower tradeshow expense and lower non-cash share-based compensation. Included in selling, general and administrative expenses for the six months ended June 30, 2007 and 2006 were non-cash share-based compensation of $412,000 and $578,000, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of June 30, 2007, we had an accumulated deficit of $92.4 million. We have funded our operations to date from proceeds of our initial public offering, private placements of equity, bank debt and debt securities for aggregate net cash proceeds of $105.3 million. These net proceeds include an April 2007 private placement of our common stock which raised gross proceeds of $5.5 million, as well as gross proceeds of $2.5 million from our sale of common stock to BSS in June 2007. In addition, BSC paid us an advance milestone payment of $500,000 under our development and license agreement, which will be recognized as revenue when the performance obligations have been completed.

As of June 30, 2007, we had long-term and short-term debt outstanding of $6.0 million (excluding a debt discount related to the fair value of warrants issued in connection with this outstanding debt of $388,000), working capital of $17.4 million and cash, cash equivalents and short-term investments totaling $20.3 million. Our debt outstanding is under a new credit facility completed in June 2007, and in conjunction with the new facility, we paid off our previous debt facility of $7.0 million in full. Based upon our current level of expenditures, we believe that our existing funds, including the proceeds from our April 2007 private placement, the $3.0 million we received under the BSC/BSS collaboration, and the first draw down under the new credit facility, will be adequate to meet our anticipated cash requirements into the first half of 2009, and in order to continue to fund our operations beyond that date, we will need to seek additional financing.

Net Cash Used in Operating Activities. Net cash used in operating activities decreased $1.2 million to $5.8 million for the six months ended June 30, 2007, compared to $7.0 million for the six months ended June 30, 2006. The net cash used in both of these periods primarily reflects the net loss for each period, offset in part by depreciation and amortization, non-cash share-based compensation, amortization of debt discount and changes in operating assets and liabilities, including deferred revenue. Our operating losses have been within our expectations.

Net Cash Provided by Investing Activities. Net cash provided by investing activities increased $6.3 million to $7.8 million for the six months ended June 30, 2007, compared to $1.5 million for the six months ended June 30, 2006. Cash provided by investing activities relates to purchases and maturities of short-term investments as well as purchases of property and equipment. The increase in net cash provided by investing activities for the six months ended June 30, 2007 is primarily related to a higher level of maturities of short-term investments compared to the six months ended June 30, 2006.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $6.8 million to $6.9 million for the six months ended June 30, 2007, compared to $70,000 for the six months ended June 30, 2006. Net cash provided by financing activities during the six months ended June 30, 2007 was primarily attributable to our private placement of common stock in April 2007, our June 2007 development and license agreement with BSC/BSS, under which BSS purchased shares of our common stock, and our new June 2007 credit facility. These cash inflows were partially offset by the pay-off of our existing $7.0 million debt facility. During the six months ended June 30, 2006, net cash provided by financing activities was primarily attributable to proceeds from the issuance of common stock related to awards granted under our equity incentive plans.

Operating Capital and Capital Expenditure Requirements

To date, we have had limited commercial sales in Europe, no commercial sales in the United States, and we have not yet achieved profitability. In August 2007, we received FDA approval of our PMA for the treatment of AFL with our cryoablation system, and we expect to begin selling our cryoablation system in the United States for the treatment of AFL in the next several months. We anticipate that we will continue to incur net losses for the next several years as we continue to develop our products, continue our clinical programs, expand our corporate infrastructure and commercially launch our cryoablation system in the United States. We expect that we will need to generate significant product revenues to achieve profitability.

We do not expect to generate significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. Even though the FDA recently approved our PMA for the treatment of AFL, we do not anticipate broadly commercializing our cryoablation system until we have secured additional financing on satisfactory terms. Our objective is to have installed between 120 and 160 consoles in electrophysiology centers around the United States by the end of 2008, and to increase that installed base to approximately 300 consoles by the end of 2010. However, our ability to build and install these consoles and hire the sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we will not hire the additional personnel or make the capital expenditures that are necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. Based upon our current level of expenditures, we believe that our existing funds, including the proceeds from our April 2007 private placement, the $3.0 million we received under the BSC/BSS collaboration, and the first draw down under the new credit facility, will be adequate to meet our anticipated cash requirements into the first half of 2009, and in order to continue to fund our operations beyond that date, we will need to seek additional financing. We expect to sell additional equity or debt securities or obtain an additional credit facility, or to access the additional funds available under our existing credit facility, to increase our financial resources. The sale of additional equity and convertible debt securities will result in additional dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical and commercial activities, and research and development efforts, or to cease operations.

As a condition to the FDA approving our PMA for AFL, we agreed to sponsor a post-market registry study of our cryoablation system. In this registry study, we intend to collect safety and effectiveness data over a one-year period on our cryoablation system for the treatment of AFL in 325 patients. We will also collect safety and effectiveness data over a one-year period on competing RF ablation systems for the treatment of AFL in 325 patients. The compliance requirements for a company sponsoring a registry study are less complex than a post-market clinical study, and we believe that we will be able to collect the required safety and effectiveness data without significant difficulty. We anticipate that the cost of conducting the post-market registry study will be between $1.0 million and $1.5 million, to be incurred over a three year period. We intend to begin the registry study in the fourth quarter of 2007.

On February 21, 2006, we issued a press release announcing that we implemented a restructuring plan intended to reduce our burn rate and to permit us to finance ourselves with our then existing cash, cash equivalents and short-term investments until December 2007. The decision to implement a restructuring plan was in response to a communication that we received from the FDA informing us that our PMA for the treatment of AFL using our cryoablation system was not approvable at that time based on the data we submitted.

The restructuring plan included a reduction in our workforce which resulted in severance-related costs of $280,000, including benefits. We also incurred $50,000 in restructuring expense associated with terminating various sales and marketing associated contracts. In total, we incurred $330,000 in costs associated with the restructuring plan, which was completed during July 2006.

In August 2006, we created an incentive compensation program for our non-executive full-time employees. Under the terms of the program, employees that remain with the Company through August 31, 2007 will receive a payment of 20% of their 2006 annual salary. The incentive payments will be paid on August 31, 2007 and could total approximately $538,000, if all employees eligible for the program remain through August 31, 2007. Additionally, at the end of August 2006, we did not extend our employment agreement with our former Chief Executive Officer, Gregory Ayers. Under the terms of his employment agreement, he will receive separation compensation of one year’s salary, or $450,000, over the 12 months subsequent to his departure. As of June 30, 2007, $88,000 of the severance amount remains accrued on the balance sheet, all of which will be paid by August 31, 2007.

At present, we have a wholly owned subsidiary in Germany that previously sold our products in Germany, Belgium, and the Netherlands. We discontinued the activities of this subsidiary in 2006 and are currently pursuing the dissolution of this subsidiary. We incurred restructuring charges of $252,000 in conjunction with the closing of our subsidiary, of which $57,000 remains accrued at June 30, 2007. We have signed distribution agreements for the sale of our cryoablation system in the United Kingdom and Italy, and our United Kingdom distributor supports our customers in Germany, Belgium, Denmark and the Netherlands. At present, we do not currently expect to sign additional distribution agreements in Europe. Now that we have received FDA approval of our PMA for AFL, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner. Our objective is to have installed between 120 and 160 consoles in electrophysiology centers around the United States by the end of 2008, and to increase that installed base to approximately 300 consoles by the end of 2010. However, our ability to build and install these consoles and hire the sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we will not hire the additional personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. Even though the FDA recently approved our PMA for the treatment of AFL and we anticipate beginning to sell our cryoablation system in the United States for the treatment of AFL in the next several months, we do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF.

We anticipate spending at least $3.3 million in external costs during the remainder of 2007 and 2008 for existing clinical trials and regulatory activities related to using our cryoablation system to treat AFL and AF, and an anticipated clinical trial for our next generation catheter, Quantum. In addition, we anticipate spending an additional $1.0 million - $1.5 million over the next three years on the registry study required by the FDA as a condition for approval for our cryoablation system for the treatment of AFL. We believe the total costs for our existing clinical trials for AFL and AF, excluding the registry study, and the development of our existing product candidates will require approximately $11.8 million during the remainder of 2007 and 2008, with our remaining cash and cash equivalents being used to prosecute and maintain our intellectual property portfolio, to fund our facility, manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period.

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

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete clinical trials, post-market registry studies and development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Form 10-Q, and in our other securities filings filed with the Securities and Exchange Commission, or SEC. We have based these estimates on assumptions that may prove to be wrong, and we may be required to utilize our available capital resources sooner than we currently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial acceptance of our product following the initiation of our sales efforts in the United States;

•	the costs of establishing sales, marketing and distribution capabilities;

•	our ability to obtain FDA approval for the treatment of AF or other regulatory approval for our products;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including participation in FDA advisory panel meetings and performing any required additional studies or trials;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support applications for marketing approval of the desired indications;

•	the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the extent and level of reimbursement for cryoablation;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies, but, other than our development and license agreement with BSC and BSS, we currently have no commitments or agreements relating to any of these types of transactions.

We have service agreements with clinical sites, individuals and institutional research organizations for the conduct of our AF pivotal trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we have accrued approximately $651,000 in fees and expenses through June 30, 2007 in connection with our AF pivotal trial. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cash outlay of completing our AF pivotal trial and submitting a PMA for the treatment of AF with our cryoablation system will be approximately $2.7 million during the remainder of 2007 and 2008. However, due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur. In addition to the $2.7 million in external cash outlay, we expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants, as well as related legal expenses.

We have agreed to cover the treatment costs for certain patients in our AF pivotal trial who are either not insured, or who are insured but were declined coverage by their insurance company for the costs associated with our procedure. As of June 30, 2007, we have agreed to cover the treatment costs for five patients at an estimated cost of approximately $83,000, which is included in the accrued clinical development liabilities on our balance sheet at June 30, 2007. We anticipate that there may be additional patients for whom we agree to pay the treatment costs, and project that the total number of patients for which we could cover the cost of the treatment could be up to an additional five patients, at an estimated cost of $15,000 to $35,000 each. The total estimated costs for covering the costs of these treatments are included in our estimated $2.7 million above.

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

Historically, customers had the right to return products until one month following the expiration date of the product, which had been six months after its production. Effective October 1, 2006, our products now expire one year after production and we modified our return policy such that we will no longer grant a right to return products upon expiration of the one year product life. As we have had limited sales of our products, we currently recognize revenues when the customer has paid for the product and, if applicable, the right of return, if any, has expired.

As we begin selling our products in the United States for the treatment of AFL and if they gain market acceptance and our sales volumes increase, we will monitor our shipments, returns, maintenance costs and bad debts. Eventually, we anticipate recording revenues upon shipment, accruing estimated warranty costs and estimated returns as a reduction of revenue upon shipment and accruing bad debts as a selling, general and administrative cost.

Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period in which we have significant involvement or perform services, using various factors specific to each collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.

Clinical Trial Expenses

Clinical trial costs are a component of research and development expenses and include fees paid to participating hospitals and other service providers which conduct clinical trial activities with patients on our behalf. The various costs of the trial are contractually based on the nature of the service and we accrue the costs as the services to the patient are provided.

Share-Based Payments

We have four share-based compensation plans consisting of three stock option programs and an employee stock purchase plan. As a result of adopting the FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), on January 1, 2006, we recognized share-based employee and non-employee director compensation expense of $370,000 and $184,000 during the six months ended June, 2007 and 2006, respectively, in addition to $490,000 and $810,000 in compensation expense recorded as required under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, during the six months ended June 30, 2007 and 2006, respectively. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the stock options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our stock option awards. As of June 30, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $3.1 million, which we expect will be recognized over a weighted-average period of 1.9 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer have determined that there were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations. Other than the interference proceedings previously described under the heading “Legal Proceedings” in our Form 10-K for the period ending December 31, 2006, filed with the SEC on March 30, 2007, we are not currently involved in any material legal proceedings.

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

*The Company has marked with an asterisk those risk factors that reflect changes from the risk factors included in the Company’s Annual Report on Form 10-K filed with the SEC.

*We will need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs or product development programs.

We will need to raise substantial additional capital to:

•	commercialize products in the United States;

•	fund our operations and clinical trials;

•	continue our research and development;

•	enforce our proprietary rights including the interference request we filed with the USPTO; and

•	defend, in litigation or otherwise, any claims that we infringe third party patents or other intellectual property rights.

We believe that our existing cash, cash equivalents and short-term investment balances at our current level of expenditure will be sufficient to meet our anticipated cash requirements into the first half of 2009. However, our future funding requirements will depend on many factors, including but not limited to:

•	the commercial acceptance of our product following the initiation of our sales efforts in the United States;

•	the costs of establishing sales, marketing and distribution capabilities;

•	our ability to obtain FDA approval for AF or other regulatory approval for our products;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including participation in FDA advisory panel meetings and performing any required additional studies or trials;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support marketing approval for the desired indications;

•	the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights;

•	the extent and level of reimbursement for cryoablation;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Until we can generate sufficient product revenue, which may never occur, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants, and we may not meet the conditions required to access the additional funding under our existing credit facility, specifically, that we raise an additional $20 million in equity capital prior to December 31, 2007.

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

*We may not be able to fund our existing capital needs.

Although we recently completed a series of transactions, including a private placement of common stock that brought in gross proceeds of $5.5 million in April 2007, a restructuring of our debt in June 2007, the receipt of gross proceeds of $2.5 million from BSS in June 2007 in connection with the purchase of shares of our common stock, and the receipt of an advance payment against development milestones from BSC under the related development and license agreement, there can be no assurance that we will be able to obtain additional funds on satisfactory terms, or at all, to fund our operations beyond when our existing cash resources will have been expended. If we cannot obtain sufficient additional financing over the next 18 to 24 months, we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

*We have a limited operating history, have a history of operating losses, expect to continue to incur losses and may never become profitable.

We have a limited operating history and have only recently received approval from the FDA to commercialize our product in the United States for the treatment of AFL. Even though we have received approval to commercialize our product for the treatment of AFL, we will not hire the additional personnel or make the capital expenditures that are necessary to broadly commercialize our cryoablation unless we are able to raise additional financing on satisfactory terms. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF and our product candidates may require additional development, clinical trials, regulatory clearances or approvals by the FDA if they are to be commercially accepted. There can be no assurance that we will be able to raise the additional capital needed to commercialize our system for the treatment of AFL, and we may never broadly commercialize our system for the treatment of AFL.

As of June 30, 2007, we had an accumulated deficit of $92.4 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $15.1 million, $17.1 million, and $15.8 million for the years ended December 31, 2006, 2005, and 2004, respectively as well as a net loss of 7.4 million for the six months ended June 30, 2007. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We expect that our primary expenses for the next 24 months will be costs for conducting our clinical trial for AF, costs to be incurred related to our development and license agreement with BSC, costs associated with preparing our PMA for AF, other costs associated with new product development and costs associated with our post-market registry studies for AFL. If we are able to secure additional equity financing, we expect that we would also incur increases costs for commercializing our product in the United States for the treatment of AFL. We expect that our general and administrative and legal costs will continue to increase due to the additional operational and regulatory burdens applicable to public companies. In addition, we anticipate that the interference we have filed with the USPTO will be declared in 2007 and substantial financial resources will be required to support this action. If we receive FDA marketing approval of our cryoablation system for AF, we expect to incur significantly increased sales, marketing, manufacturing, and compliance expenses. We do not currently have the required approval to market our cryoablation system in the United States for the treatment of AF and we may not receive this approval. We may not become profitable even if we obtain FDA approval for AF and succeed in commercializing our cryoablation system in the United States. As a result, we cannot be sure when we will become profitable, if at all.

We may never receive additional milestone payments or equity investments from BSC or BSS.

Under our development and license agreement with BSC, we are responsible for modifying our existing cryoablation console to meet certain technical specifications of BSC. Even if we are able to make the requested modifications which meet the required technical specifications, it is possible that BSC may determine, in its sole judgement, that it does not wish to continue under the development and license agreement, which would mean that we would not receive any additional milestone payments or equity investments, and it is possible that we may have to refund to BSC a portion of the initial milestone payment received, if we are not able to demonstrate that we have incurred costs comparable to the initial milestone payment. A decision by BSC to discontinue under the development and license agreement would harm our business. Additionally, even if we are successful in modifying our cryoablation console to meet BSC’s technical specifications, and we receive all payments as required under the development and license agreement and common stock purchase agreement, there can be no assurance that our decision to collaborate with BSC will result in any future royalty payments, and there can be no assurance that we will receive any other benefits, commercial or financial, under our development and license agreement with BSC.

*We are dependent on the success of our cryoablation system, which to date has only been approved by the FDA for the treatment of AFL in the United States. If we are unable to achieve our product development goals, gain FDA approval to commercialize our cryoablation system in the United States for the treatment of AF, or experience significant delays in doing so, our stock price may decline and we may be forced to cease operations.

We have expended significant time, money and effort in the development of our cryoablation system, which to date has only received FDA approval for the treatment of AFL. Our cryoablation system is still in clinical testing for the treatment of AF, has not yet received FDA approval for the treatment of AF and may never be commercialized in the United States for the treatment of AF. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. In our public announcements, we have provided estimates for the timing of the accomplishment of various clinical, regulatory and other product development goals relating to our cryoablation system, which we sometimes refer to as milestones. These milestones include the enrollment of subjects in our clinical trials, the submission of data from our clinical trials to the FDA, the timing of FDA approval for our cryoablation system and other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and we may never achieve some or all of these milestones. For example, in January 2006, the FDA informed us that our PMA for the treatment of AFL was not approvable based on the data we had submitted. In response, we amended our PMA based upon a different analysis of chronic effectiveness, and the FDA has recently decided to approve our PMA for the treatment of AFL. If we do not meet our estimated milestones as publicly disclosed for AF, our business may be harmed and our stock price may decline. If our cryoablation system is not approved by the FDA for the treatment of AF, or if our cryoablation system is not commercially accepted for the treatment of AFL, we may be forced to cease operations.

We will need separate FDA approval supported by a separate clinical trial for each proposed indication for our cryoablation system. We intend to seek FDA approval of our cryoablation system to treat AF, and currently can only market our cryoablation system for AFL, which is the indication for which we have received FDA approval. If the FDA does not approve our cryoablation system for treating AF, we intend to market our cryoablation system only for AFL. For each indication, the FDA’s marketing approval process is expensive and the outcome is uncertain. To obtain FDA marketing approval, we are required to submit detailed and comprehensive scientific data demonstrating safety and effectiveness of our cryoablation system to the FDA’s satisfaction. The marketing approval process also requires passing FDA inspection of our manufacturing facilities and of the clinical trial records for data integrity and compliance with regulatory requirements. The FDA’s PMA approval review process generally takes one to three years after filing, but may take longer. The FDA has not approved any medical device for treating AF.

We cannot assure you that we will obtain FDA approval to market our cryoablation system in the United States for AF in a timely manner or at all. In addition, even though we have received FDA approval for the treatment of AFL, we may never obtain approval for AF. If we fail to obtain FDA approval for AF or if our cryoablation system is not commercially adopted for the treatment of AFL, we may be forced to cease our operations. In addition, if we do not receive FDA approval for the AF indication, we may never become profitable.

*As a condition to the approval of our PMA for the treatment of AFL, the FDA is requiring us to conduct a registry study of patients treated for AFL with our cryoablation system, and of patients treated with radiofrequency catheters that are approved for the treatment of AFL. If we have difficulty completing the registry study, or if the FDA believes that the safety and effectiveness results for patients treated with our cryoablation system are not good, then the FDA could rescind the approval of our device for the treatment of AFL.

To obtain FDA approval for marketing of our cryoablation system for the treatment of AFL, we agreed to conduct a registry study of patients treated for AFL with our cryoablation system, and to include as part of the registry study patients treated for AFL with competing radiofrequency devices approved for the treatment of AFL. The FDA could determine that the results we obtain of patients treated with cryoablation do not justify continuing to make our product available for commercialization in the United States, and they could rescind our approval for the treatment of AFL. Additionally, although we intend to begin the registry study in the fourth quarter of 2007 and will seek to complete the enrollment as soon as possible, we may not be able to find patients who agree to join our registry study and it is possible that the FDA could believe that we are not actively working to complete the registry study and rescind our approval for the treatment of AFL on that basis until additional data is collected. If the FDA chooses to rescind the approval of our product for the treatment of AFL, our business would be materially harmed and our stock price would likely decline substantially, and we may not be able to reinstate our ability to commercialize our product in the United States for the treatment of AFL.

*If the data from our AF clinical trial does not demonstrate the safety and effectiveness of our cryoablation system to the FDA’s satisfaction, we will not receive FDA approval to market our cryoablation system in the United States for the treatment of AF.

To obtain FDA approval for marketing of our cryoablation system for the treatment of AF, our pivotal trial for AF must generate data demonstrating that our cryoablation system is safe and effective. The FDA’s grant of permission to proceed with the AF pivotal trials does not constitute a binding commitment that the FDA will consider either trial design adequate to support approval for our cryoablation system. In addition, there can be no assurance that the data generated during the pivotal trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing approval. We may never receive PMA approval from the FDA for the treatment of AF.

*We may not complete our pivotal trial for AF on schedule, or at all, or it may be conducted improperly, which may delay or preclude FDA approval for marketing our cryoablation system for this indication.

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

•	changes in laws, governmental regulations or administrative actions force us to modify the conduct of our trials or otherwise create unexpected burdens;

•	the reimbursement by governmental and other third party payers changes;

•	the interim results of our clinical trials are inconclusive or negative;

•	one or more of the IRBs for our clinical trial sites suspends or terminates our trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of our trial;

•	one or more of our clinical investigators withdraws from our trial or deviates from our approved protocol;

•	complications occur during cryoablation procedures that result in a decision by our Data Safety and Monitoring Board to delay or stop the clinical trial; or

•	third parties, investigators and contract laboratories conducting our pivotal trial do not perform as contractually required or expected.

Subject enrollment in clinical trials and successful completion of subject follow-up in clinical trials depend on many factors, including the size of the subject population, the nature of the trial protocol, the proximity of subjects to clinical sites, the eligibility criteria for the trial, and subject compliance. Subjects may be discouraged from enrolling or continuing to participate in our clinical trial if the trial protocol requires them to undergo extensive pre- and post-treatment procedures to assess the safety and effectiveness of our cryoablation system. We have seen a higher withdrawal rate of patients than we originally anticipated in our AF clinical trial. Withdrawal rates may continue to increase as we conduct our AF clinical trial because the follow up period for the AF trial is 12 months as opposed to six months for the AFL trial. In addition, subjects participating in our clinical trial may die before completion of their follow-up. Moreover, it may be difficult to successfully follow our subjects for the required 12-month period. Although to date we have successfully followed all our subjects from our AF feasibility study for the required 12-month period, historical results may not be indicative of our future performance. Additionally, we may experience delays in the enrollment of our pivotal trial. For example, our enrollment for our AF pivotal trial has progressed more slowly than we expected. We have opened new centers and have taken efforts to stimulate enrollment, which has improved the pace of our enrollment. However, it may take us longer than we anticipate to complete the enrollment of our AF pivotal trial. Additionally, we have seen a higher withdrawal rate of patients than we originally anticipated which required us to request from the FDA that we be able to enroll more than the 160 patients originally planned. In January 2007, the FDA approved our request to increase the size of our pivotal trial. Finally, although almost all of our clinical trial centers have enrolled more than four patients, some of our clinical trial centers have enrolled less than four patients, which in our clinical trial protocol is a minimum number of patients that must be enrolled per site in order to be considered evaluable in our final analysis of safety and effectiveness. It is possible that the FDA may not allow us to consider the patients from centers enrolling less than four patients in our final statistical analysis, which would impact our ability to achieve our clinical endpoints. The FDA may require that we enroll additional patients in order to complete our dataset.

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

*We may need to enroll additional patients to be able to demonstrate safety and effectiveness of our device, if our dataset of evaluable patients for our AF pivotal trial is not deemed large enough.

When we designed the size of our AF pivotal trial, we made certain assumptions about the number of patients to be enrolled to permit us to evaluate the results of each arm of our clinical trial. During the conduct of our pivotal trial, patients have withdrawn from our clinical study for reasons not in our control, such as, they were randomized to medical management, or drug therapy, or were not covered by insurance, and withdrew from the trial. If we do not have a sufficiently large evaluable patient population for our analysis when we have completed enrollment, we may need to increase enrollment until we can generate a sufficiently large evaluable patient population. For example, the FDA has approved our request to enroll an additional 20 patients, up to 180 patients in total.

*In order to receive and maintain FDA approval of our product candidates, our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we fail to achieve or maintain regulatory approval of these manufacturing facilities, we may be forced to cease operations.

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

*If the integrity of a catheter used as part of our cryoablation system is compromised, serious injury or death may occur, which could lead the FDA to delay or deny or withdraw marketing approval.

Our cryoablation system works by utilizing a pressurized system that delivers nitrous oxide to chill the tip of a catheter to freeze heart tissue in contact with the catheter tip while the catheter is in contact with the patient’s heart. Although our cryoablation system is designed to prevent leaks in the catheter and to prevent the flow of nitrous oxide into the catheter if the catheter has been ruptured, nitrous oxide could enter the blood stream if the catheter developed a leak, which could result in serious injury to a patient, or even death. In April 2005, during routine quality control testing of a lot of Model 1200 catheters, we identified several instances of inadequate seals in the joint where the articulation section is welded to the catheter shaft, which could have allowed a leak of nitrous oxide into a patient. We initiated an investigation which covered several weeks to identify the source of the catheter integrity breaches, but were unable to find a specific root cause. In May 2005, we initiated a voluntary recall in Europe of all eight of the outstanding lots of our Model 1200 catheter and removed the Model 1200 from clinical trial use.

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

The PVI procedure when performed with radiofrequency ablation has been associated with pulmonary vein stenosis, a narrowing of the pulmonary vein that can have serious adverse health implications. Other technologies used for AF ablation have been associated with risks such as the formation of atrial esophageal fistulas, or channels, between the heart and the esophagus. Although we believe that cryoablation reduces this risk as compared to heat-based ablation, we and the medical community do not have a complete understanding of the presentation and progression of these complications. If patients develop significant pulmonary vein stenosis, atrio-esophageal fistulas, or other unanticipated adverse effects in our pivotal AF trial, the FDA could deny approval to market our cryoablation system, which could harm our business, financial condition, results of operations and growth prospects.

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

*Our future growth depends on physician adoption and market acceptance of our cryoablation system, which may not occur.

Our cryoablation system may not gain market acceptance among physicians, patients, healthcare payers or the medical community. The degree of market acceptance of any product that we may develop will depend on a number of factors, including:

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

If our cryoablation system, or any other product that we may develop, does not achieve an adequate level of acceptance by physicians, patients or healthcare payers, we may not generate significant product revenue, if any, and we may not become profitable.

We believe that another factor that will impact the degree of market acceptance of any of our products is our ability to educate physicians to change their screening and referral practices in order to ensure physician acceptance of our system. For example, despite the lack of effectiveness of treating AF and AFL with drugs, many physicians routinely prescribe drugs to patients suffering from AF and AFL without offering any treatment alternatives even when drug therapy is failing. We intend to target our sales efforts to electrophysiologists because they are often the physicians treating both AF and AFL. However, the initial point of contact of patients experiencing AF and AFL may be general practitioners. If referring physicians are not properly educated about AF and AFL and the potential benefits of using our cryoablation system over drug therapy in particular in circumstances where drug therapy fails, they may not refer AF and AFL patients who have been unsuccessfully treated with drug therapy to electrophysiologists for our cryoablation system procedure, which may impair our business, financial condition and results of operations.

*Our product candidates could be recalled and any failure to comply with FDA regulations could subject us to enforcement action.

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

*We depend on single source suppliers for our cryoablation system components and the loss of these suppliers could prevent or delay our clinical trials, possible commercialization of our cryoablation system in the United States and additional sales of our cryoablation system in Europe.

We do not have long-term contracts with our third party suppliers for any of the equipment and components that are used in our manufacturing process. Our suppliers may have difficulty supplying components that meet our required specifications or needs. None of our suppliers has agreed to maintain a guaranteed level of production capacity. Establishing additional or replacement suppliers for these components may cause us to incur substantial costs and take a considerable amount of time, may require product redesign and could result in the need for submission to the FDA of a PMA supplement or possibly a separate PMA, which would cause us to incur considerable expense. We also may have difficulty obtaining similar components from other suppliers that are acceptable to our quality requirements and specifications, the FDA or foreign regulatory authorities. Even if available, similar components from other suppliers could be significantly more expensive. Any delays, regulatory or otherwise, could delay the manufacture and delivery of our cryoablation system and impact the commercialization of our cryoablation system in the United States and additional sales of our cryoablation system in Europe and adversely impact our business.

*If we are unable to manage our growth, our future revenue and operating results may be adversely affected.

We will need to expand our sales and marketing operations and grow our research and development, product development and administrative operations. This expansion would place a significant strain on our management and operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To manage our growth and to commercialize our cryoablation system in the United States, we will be required to improve existing, and implement new, operational and financial systems, procedures and controls and expand, train and manage our growing employee base. If we were unable to manage our growth effectively, our business and operating results could be harmed.

*We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

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

We currently have limited resources, facilities and experience to commercially manufacture our product candidates. In the first half of 2006, we restructured our workforce, including reductions in our manufacturing staffing that has reduced our capacity to manufacture catheters and consoles. Currently, we can only produce sufficient quantities of catheters to support our existing clinical trials and our expected commercial sales for 2007 and 2008. To produce our cryoablation system in the quantities that we believe will be required to meet anticipated market demand in the United States in the event that we receive regulatory approval for AF, we will need to increase, or “scale up”, the production process by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale up in a timely manner, or at all due to such technical difficulties and/or insufficient funds. If we are unable to do so, we may not be able to produce our cryoablation system in sufficient quantities to meet the requirements for the launch of the product in the United States if we receive the required regulatory approval from the FDA for AF, or to meet demand for our cryoablation system in Europe. If we obtain regulatory approval from the FDA for our cryoablation system for AF but are unable to manufacture a sufficient supply of our cryoablation systems, our revenues, business and financial prospects would be materially adversely affected. In addition, if we obtain regulatory approval for our cryoablation system for AF, but the scaled up production process is not efficient or produces cryoablation systems that do not meet quality and other standards, our future gross margins, if any, will be adversely affected.

*We have never manufactured our Quantum catheter in large quantities, and we may experience delays and difficulties in our manufacturing of this catheter.

Our Quantum catheter is more complicated to manufacture than our CryoBlator catheter, and our experience in manufacturing the initial prototypes indicate that it will take longer to manufacture a single Quantum catheter than as required to manufacture a single CryoBlator catheter. This complexity may delay our ability to advance the Quantum catheter into human clinical trials. However, we believe we will develop efficiencies in manufacturing our Quantum catheter to permit us to manufacture it in a commercially viable amount of time. For example, the time required to initially manufacture the Model 1100 catheter, and time required to initially manufacture the Model 1200 catheter, were substantially longer than the time currently required to manufacture our CryoBlator catheter. In addition, after we have conducted further animal studies, we may determine that Quantum is not suitable for human use, and we may discontinue the development of the catheter.

*We must be licensed to handle and use hazardous materials and may be liable for contamination or other harm caused by hazardous materials that we use.

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

Although we believe that our procedures for the use, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

*Quality-control difficulties in our manufacturing processes could delay our clinical development programs and any commercialization efforts or prevent us from continuing the development of our product candidates.

Our sterile products, including our catheters and our sheaths, must be produced in a highly controlled, clean environment to minimize foreign particles and other contaminants. Despite stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts in the United States and our sales efforts in Europe could be delayed or terminated, which would harm our business, financial condition and results of operations.

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

*We may be subject to federal and state false claims laws which impose substantial penalties.

Once we begin selling our product in the United States, it is possible that some of our customers may file claims for reimbursement with government programs such as Medicare and Medicaid. As a result, we may be subject to the federal False Claims Act if we knowingly “cause” the filing of false claims. Violations may result in substantial civil penalties, including treble damages. The federal False Claims Act also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the healthcare industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers.

We are unable to predict whether we could be subject to actions under the federal False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the False Claims Act, could significantly affect our financial performance.

*If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our cryoablation system, our business may be harmed.

We do not have a sales organization in the United States and have limited experience as a company in the sales, marketing and distribution of medical devices. Now that we have received FDA approval of our PMA for AFL, we plan to commercialize in the United States with a direct CryoCor sales force and/or with a marketing partner. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Additionally, due to our limited cash resources, we will not hire the additional personnel or make the capital expenditures that are necessary to broadly commercialize our cryoablation system unless we are able to raise additional financing on satisfactory terms. We may choose to contract with third parties, including distributors or agents, to perform sales, marketing and distribution services in the United States. If we enter into arrangements with third parties to perform sales, marketing and distribution services in the United States, our product revenues could be lower than if we directly sold, marketed and distributed our cryoablation system, or any other product that we may develop. Furthermore, if we enter into co-promotion or other marketing and sales arrangements with third parties, any revenues received will depend in part on the skills and efforts of these third parties, and we do not know whether these efforts will be successful. Some or all of our future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote their best efforts to marketing our products.

We have signed distribution agreements with third parties in Europe to market and sell our cryoablation system in the United Kingdom and Italy. We do not intend to sign additional distribution agreements in Europe and we may never sign additional distribution agreements. If our relationships with our distributors do not progress as anticipated, if we seek to identify alternative distributors and are unable to do so, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed. We have closed our subsidiary in Germany through which we historically distributed our product in Belgium, the Netherlands and Germany and as a result may no longer continue to sell our product in these geographic areas.

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

*We face the risk of product liability claims and may not be able to obtain insurance on favorable terms, or at all.

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

We do not and will not promote our cryoablation system for off-label or otherwise unapproved uses. However, we cannot prevent a physician from using our cryoablation system for any off-label applications. If injury to a patient results from such an inappropriate use, we may become involved in a product liability suit, which will likely be expensive to defend.

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

*Failure to obtain additional regulatory approval in foreign jurisdictions will prevent us from expanding the commercialization of our products abroad.

We may pursue marketing our products in a number of international markets. Although our cryoablation system has been approved for commercialization in the European Union, or EU, and for the treatment of AFL in the United States, in order to market our products in other foreign jurisdictions, we will need to obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market other than in the United States for the treatment of AFL, and in the EU.

*Our efforts to discover, develop and commercialize new product candidates beyond our cryoablation system are at an early stage and are subject to a high risk of failure.

We expect that a key element of our strategy will be to discover, develop and commercialize new products for the treatment of AFL and AF as extensions of, or in addition to, our cryoablation system. For example, we are completing development of our next generation catheter, Quantum, which we expect to introduce into clinical testing in the first quarter of 2008. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

*We are highly dependent on our officers and other employees, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business will suffer.

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

In the event we need to hire additional qualified scientific, commercial, operations, regulatory, quality assurance and control and administrative personnel, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among medical device companies. Our offices are located in San Diego, where competition for personnel with healthcare industry skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, or if we lose current employees, we may be unable to continue our development and any commercialization activities.

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

*Our stock price has been volatile and may continue to be volatile.

Our stock price has been and may continue to be volatile. The stock market in general and the market for small medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock will be determined in the marketplace and may be influenced by many factors, including:

•	failure of any of our product candidates to achieve commercial success;

•	results of our clinical trials;

•	failure of any of our products to receive FDA or other regulatory approvals;

•	success or failure to raise any additional capital on a timely basis or on acceptable terms;

•	future sales of our common stock;

•	regulatory developments in the United States and foreign countries;

•	developments, disputes or litigation concerning patents or other proprietary rights;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	changes in reimbursement;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

A decline in the market price of our common stock could cause our stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. There can no assurance that in the future, the market price of our common stock will not be impacted by similar events.

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

*Our principal stockholders and management own a significant percentage of our outstanding common stock and will be able to exercise significant influence over our affairs.

Our executive officers, current directors and holders of five percent or more of our common stock, as of July 31, 2007, beneficially owned approximately 64.9% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations.

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

We invested $35.4 million in proceeds from the offering, net of underwriting discounts and commissions and offering expenses, in money market funds, United States government or corporate bond securities, and asset-backed securities. Through June 30, 2007, we have used approximately $32.5 million of the proceeds from our initial public offering for research and development activities, clinical trial activities, expenses related to our facility, manufacturing and quality system operations, sales and marketing activities, the pay-off of our $7.0 debt facility in June 2007, and for working capital and general corporate purposes.

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

Our 2007 Annual Meeting of Stockholders was held on May 14, 2007. Of the 11,047,351 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 9,030,870 shares of common stock, representing 81.75% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following two proposals were presented and voted on at the meeting:

Proposal 1

To elect one Class II director, David J. Cooney, to hold office until our 2010 Annual Meeting of Stockholders. The nominee was elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
David J. Cooney	9,028,484	2,386

In addition to the above nominees for director, the following directors’ terms continued after the 2007 Annual Meeting of Stockholders: Edward F. Brennan, PhD., Jerry C. Griffin, M.D., J. Mark Hattendorf, Arda M. Minocherhomjee, Ph.D., and Kurt C. Wheeler.

Proposal 2

To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. There were no broker non-votes. The voting results were:

For	Against	Abstain
9,004,034	3,836	23,000

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company (2)

4.1	Form of Common Stock Certificate of the Company (1)

4.2	Amended and Restated Investor Rights Agreement dated June 4, 2003 between the Company and certain of its stockholders (1)

4.3	Securities Purchase Agreement, dated April 20, 2007, by and among the Registrant and the purchasers listed on the signature pages thereto. (3)

4.4	Form of Warrant. (3)

4.5	Form of Warrant to Purchase Stock. (4)

4.6	Common Stock Purchase Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc. (5)

4.7	Registration Rights Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc. (5)

10.5	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.*

10.17	Loan and Security Agreement, dated June 21, 2007, by and among the Registrant, Silicon Valley Bank, Oxford Finance Corporation and ATEL Ventures, Inc.(4)

10.18	Form of Secured Promissory Note.(4)

10.19	Development and License Agreement, dated June 28, 2007, by and among the Registrant, Boston Scientific Corporation and Boston Scientific Scimed, Inc.+

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-123841) originally filed with the Securities and Exchange Commission on April 5, 2005, as amended, and incorporated herein by reference.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2007.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2007.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2007.

*	Indicates management contract or compensatory plan.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

CryoCor, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2007

CryoCor, Inc.

By:	/s/ Gregory J. Tibbitts
Gregory J. Tibbitts
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)