Form 10-Q
period 2007-09-30
CRYOCOR INC
filed 2007-11-14
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2007 was 12,566,481.

CRYOCOR, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2007

ITEM 1.	FINANCIAL STATEMENTS.

CryoCor, Inc.

Consolidated Balance Sheets

(in thousands except for the number of shares and par values)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,934	$3,025
Short-term investments	10,560	15,979
Accounts receivable, net	63	56
Inventories, net	926	820
Prepaid expenses and other current assets	640	555

Total current assets	17,123	20,435
Property and equipment, net	528	610
Other assets	647	297

Total assets	$18,298	$21,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$421	$212
Accrued compensation	383	1,002
Accrued clinical development liabilities	846	942
Accrued liabilities	391	429
Deferred revenue	395	78
Current portion of long-term debt	1,303	6,857

Total current liabilities	3,739	9,520
Long-term debt, less current portion	4,341	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; zero shares outstanding at September 30, 2007 (unaudited) and December 31, 2006	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,561,981 and 11,030,366 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively	13	11
Additional paid in capital	106,491	96,709
Accumulated other comprehensive income	131	114
Accumulated deficit	(96,417)	(85,012)

Total stockholders’ equity	10,218	11,822

Total liabilities and stockholders’ equity	$18,298	$21,342

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$46	$214	$184	$486
Collaboration revenue	167	—	167	—

Total revenue	213	214	351	486
Operating expenses:
Cost of revenue	683	542	1,962	1,852
Research and development	2,191	1,369	5,699	4,295
Selling, general and administrative	1,375	1,672	4,044	5,618

Total costs and expenses	4,249	3,583	11,705	11,765

Loss from operations	(4,036)	(3,369)	(11,354)	(11,279)
Interest income	244	274	702	883
Interest expense	(242)	(268)	(753)	(808)

Net loss	(4,034)	(3,363)	(11,405)	(11,204)

Basic and diluted net loss per common share	$(0.32)	$(0.31)	$(0.97)	$(1.04)

Shares used to compute basic and diluted net loss per common share	12,526	10,768	11,813	10,726

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities
Net loss	$(11,405)	$(11,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	221
Non-cash share-based compensation	1,473	1,534
Amortization of debt discount	176	215
Amortization of premium/discount on short-term investments	(410)	(98)
Changes in operating assets and liabilities:
Accounts receivable	(8)	33
Inventories	(106)	(148)
Prepaid expenses and other assets	(434)	24
Accounts payable	210	(309)
Deferred revenue	317	(123)
Accrued liabilities	(759)	34

Net cash used in operating activities	(10,738)	(9,821)
Investing activities
Purchases of property and equipment	(126)	(155)
Purchases of short-term investments	(14,524)	(17,027)
Proceeds from sales of short-term investments	20,375	21,275

Net cash provided by investing activities	5,725	4,093
Financing activities
Proceeds from issuance of common stock, net	7,801	—
Proceeds from issuance of common stock under stock plans, net	121	92
Proceeds from long-term debt	6,000	—
Principal payments on capital leases	—	(2)
Principal payments on long-term debt	(7,000)	—

Net cash provided by financing activities	6,922	90
Effect of exchange rate changes on cash	—	(20)

Net increase (decrease) in cash and cash equivalents	1,909	(5,658)
Cash and cash equivalents at beginning of period	3,025	10,583

Cash and cash equivalents at end of period	$4,934	$4,925

Supplemental disclosures of cash flow information:
Cash payments for interest	$511	$591

See accompanying notes.

CRYOCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Organization

CryoCor, Inc. (“CryoCor” or the “Company” or “we”), a Delaware corporation, is a medical technology company that has developed and manufactures a minimally invasive, disposable catheter system based on proprietary cryoablation technology for the treatment of certain cardiac arrhythmias.

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2006 in our Annual Report on Form 10-K filed on March 30, 2007 with the Securities and Exchange Commission (“SEC”).

Note 2. Balance Sheet Information

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2007 and December 31, 2006, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds, commercial paper, and corporate bonds, which were unrestricted as to withdrawal or use.

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

As of September 30, 2007 and December 31, 2006, the contractual maturity of all investment securities was less than one year. The composition of investments and gross unrealized gains and losses at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007				December 31, 2006
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate debt securities	10,531	29	—	10,560	12,735	6	—	12,741
Asset-backed securities	—	—	—	—	3,238	—	—	3,238

	$10,531	$29	$—	$10,560	$15,973	$6	$—	$15,979

Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$556	$612
Work-in-progress	96	38
Finished goods	312	208

	964	858
Less reserves for excess and obsolete inventories	(38)	(38)

Inventory, net	$926	$820

Restructuring Accrual

The Company recorded restructuring charges of $252,000 in connection with the closing of CryoCor GmbH during 2006 and $45,000 remains accrued on the balance sheet at September 30, 2007, primarily due to payments owed on the remaining term of the facility lease, which will run through June 2008. The Company has not incurred any additional restructuring costs in connection with the closing of CryoCor GmbH subsequent to September 30, 2006.

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

Long-Term and Short-Term Debt

In June 2007, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance Corporation, ATEL Ventures, Inc. and Silicon Valley Bank (together, the “Lenders”) that provides the Company with a $14,000,000 credit facility, as evidenced by secured promissory notes. The Company paid off its previous outstanding debt facility in full prior to entering into the Loan Agreement. The credit facility is available in two draws, with the first draw of $6,000,000 received in June 2007, and the second draw of $8,000,000 becoming available for borrowing by the Company after the occurrence of both of the following conditions: (i) approval is received from the FDA of the Company’s application for pre-market approval for the treatment of right atrial flutter with the CryoCor Cardiac Cryoablation System which has occurred, and (ii) the Company receives unrestricted net cash proceeds of at least $20.0 million from the closing of an equity financing. Upon the applicable drawdown, the Company will make interest-only payments for the first nine months following each advance, and will then make principal payments to fully amortize the advance over the subsequent 30-month term (the “Term Loan”). The Term Loan bears interest at a rate of 11.77% per annum. The Loan Agreement provides that the credit facility is secured by the Company’s assets, excluding intellectual property.

In connection with entering into the Loan Agreement, the Company issued warrants to the Lenders to purchase 93,697 shares of common stock at a price of $5.23 per share. The fair value of the warrants was $388,000 based on the stock price on the date of grant of $4.81 per common share, an expected life of ten years, an estimated volatility rate of 86%, and an estimated risk-free interest rate of 5.12%. The fair value of the warrants was recorded as a discount to the credit facility and is being amortized to interest expense on a straight-line basis over the 36-month term of the loan. The remaining unamortized fair value of the warrants is $356,000 at September 30, 2007. The warrants are exercisable through June 2017.

Note 3. Share-Based Payments

Total share-based compensation expense recognized in our consolidated statement of operations related to stock options granted to employees and non-employee directors was as follows (in thousands, except per share data):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Share-based compensation costs included in:
Cost of revenue	$110	$99	$316	$300
Research and development	152	130	442	359
Selling, general, and administrative	205	280	569	844

Total share-based compensation costs	467	509	1,327	1,503
Income tax benefit recognized	—	—	—	—

Impact on net loss	$467	$509	$1,327	$1,503

Share-based compensation expense, per common share:
Basic and diluted	$0.04	$0.05	$0.11	$0.14

We recognized share-based employee compensation expense of $592,000 and $349,000 under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, during the nine months ended September 30, 2007 and 2006, respectively, in addition to $735,000 and $1,154,000 in compensation expense recorded as required under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations during the nine months ended September 30, 2007 and 2006, respectively. Both of these amounts are included in the table above. Due to the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three and nine months ended September 30, 2007 and 2006.

As of September 30, 2007, $2.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the CryoCor 2000 Stock Option Plan, the 2005 Equity Incentive Plan and the 2005 Non-Employee Director Plan is expected to be recognized over a weighted-average period of 1.7 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss	$(4,034)	$(3,363)	$(11,405)	$(11,204)

Denominator:
Weighted-average common shares outstanding	12,528	10,773	11,815	10,739
Weighted-average unvested common shares subject to repurchase	(2)	(5)	(2)	(13)

Denominator for basic and diluted net loss per common share	12,526	10,768	11,813	10,726

Basic and diluted net loss per common share	$(0.32)	$(0.31)	$(0.97)	$(1.04)

Historical outstanding anti-dilutive securities not included in diluted net loss per common share:
Options to purchase common stock	1,646	1,626	1,646	1,626
Warrants to purchase common and convertible preferred stock	756	83	756	83

	2,402	1,709	2,402	1,709

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

In June 2007, the Company entered into a series of agreements with Boston Scientific Corporation (“BSC”) and Boston Scientific Scimed, Inc (“BSS”), including a common stock purchase agreement with BSS pursuant to which it sold to BSS 368,188 shares of its common stock for a total of $2.5 million. The purchase price of each share of common stock sold was $6.79. Pursuant to the common stock purchase agreement, a second purchase of shares of the Company’s common stock for an aggregate purchase price of $2.5 million will take place within ten business days after the date, if any, that certain milestones specified in a related development and license agreement are achieved. The purchase price of each share of common stock to be sold in the second closing will be determined at the time of such closing based on the greater of (a) $2.53 and (b) the product of (i) the average closing sales price of the Company’s common stock on the Nasdaq Stock Market for the 60 consecutive trading days prior to the second closing and (ii) 1.25.

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

Per our revenue recognition policy, revenue from a milestone achievement is recognized when earned based on several criteria. If not earned, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. Therefore, advance payments we receive in excess of amounts earned are classified as deferred revenues until earned. At September 30, 2007, $333,000 of the advance payment received from BSC remains deferred and will be recognized through March 31, 2008.

Note 7. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of SFAS 157 is not expected to have a material effect on its consolidated financial position or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007.

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

Note 8. Litigation

On October 18, 2007, CryoCath Technologies Inc. (“CryoCath”) initiated legal proceedings against the Company in the United States District Court in Delaware, seeking a declaration that the Company’s cryoablation system infringes a number of CryoCath’s United States issued patents. The Company believes that these allegations are without merit, and intends to vigorously defend its interests in these matters. The Company intends to file its response to these proceedings by December 5, 2007; however, a trial date for these proceedings has not been set. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory review and approvals, if any, for the CryoCor Cardiac Cryoablation System, or cryoablation system, in the United States for use in treating atrial fibrillation, or AF, the timing for when we will submit an application for premarket approval, or PMA, for AF, statements related to our pivotal trial for the treatment of AF, statements related to the recent United States Food and Drug Administration Advisory Panel meeting that we participated in, statements related to our restructuring, our plans for commercializing our products, the timing for product sales in the United States, our anticipated continuing net losses, the amount and timing of future spending to develop existing and new product candidates, including in connection with related clinical trials, post-market registry studies and PMA filings, if any, our expenses in connection with our litigation with CryoCath Technologies Inc. and the outcome of that litigation, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-Q based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the United States for our cryoablation system for use in treating AF, risks associated with our ability to submit a PMA for AF, risks associated with our ability to successfully commercialize our cryoablation system in the United States and elsewhere, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, risks associated with our ability to obtain additional financing as necessary, and the other risks and uncertainties identified in the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-Q. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-Q to reflect actual results, changes in our expectations, or otherwise. The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-Q.

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

In August 2007, we received approval of our application for premarket approval, or PMA, from the United States Food and Drug Administration, or FDA, for the treatment of AFL with our CryoCor Cardiac Cryoablation System, or cryoablation system. We are in the process of building our sales and marketing capabilities, and have recently hired a Vice President of Sales and Marketing, who will be leading these efforts. We began selling cryoablation catheters for the treatment of AFL in the United States in the fourth quarter of 2007.

In August 2007, we completed the enrollment of our pivotal trial for the treatment of AF and believe that we are the first company to complete the enrollment of a randomized pivotal trial for the treatment of AF. In September 2007, we were invited by the FDA to present our experience to an Advisory Panel convened by the FDA to discuss the status of atrial fibrillation pivotal trials. During this Advisory Panel, we discussed our experience in completing enrollment of the AF pivotal trial, and certain members of the Advisory Panel noted our successful efforts in completing enrollment in the pivotal trial. We believe this Advisory Panel was an important meeting as the Advisory Panel recommended to the FDA that it maintain the existing requirement for randomized clinical trial designs, and commented on the use of different methodologies for evaluating the success of ablation therapy, based upon current clinical practice. We believe that, in addition to those specified in the clinical trial protocol, the FDA will consider these different methodologies which we will present in our analysis of the results from our clinical trial. Based upon the anticipated time required to follow our patients subsequent to their cryoablation treatments, we anticipate that we will file a PMA for the treatment of AF in 2008, that this PMA will be reviewed by an Advisory Panel to the FDA and that a decision from the FDA on whether or not to approve our cryoablation system for the treatment of AF will be received in 2009. There can be no assurance that the FDA will determine to approve our cryoablation system for the treatment of AF.

In June 2007, we signed a development and license agreement with Boston Scientific Corporation, or BSC, and Boston Scientific Scimed, Inc., or BSS, under which we agreed to modify our existing console to run a cryoablation balloon catheter developed by BSC. Under the terms of a second separate agreement, BSS made an equity investment and will make development milestone payments if specified development milestones are achieved. We will receive royalties from BSC upon the commercial sales of the BSC balloon catheter and upon the sale of any consoles by BSC, if any such sales occur.

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

We are currently selling our products in the United States, where we have received FDA approval for the treatment of AFL, and in Europe, where we have been approved for the treatment of all supraventricular tachycardias, including AF and AFL. In the United States, we are commercializing with a direct CryoCor sales force, and are also evaluating a co-marketing relationship with a marketing partner. We have recently hired a Vice President of Sales and Marketing to lead our efforts to commercialize our product in the United States. However, our ability to build and install our planned base of cryoablation consoles and to hire the additional sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we may not hire additional sales and support personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. We market our cryoablation system in Europe through European distributors, and our products are sold in the United Kingdom, Germany, Denmark, Belgium, the Netherlands and Italy. In the near term, we do not intend to sign additional distribution agreements in Europe and we may never sign additional distribution agreements.

To date, we have generated minimal revenues and we have incurred net losses in each year since our inception. We expect these losses to continue as we complete our clinical trial activities and continue to develop our product candidates, and for at least the next several years after our commercial launch in the United States for the treatment of AFL. We have financed our operations primarily through private placements of common stock and preferred stock, convertible promissory notes, bank debt, and the proceeds of our initial public offering completed in July 2005, which raised aggregate net proceeds of $35.4 million. In addition, in April 2007, we completed a private placement of our common stock which raised aggregate gross proceeds of $5.5 million, and in June 2007, we sold $2.5 million in common stock to BSS.

Financial Operations

Product Revenues. Our product revenue through September 30, 2007 have come from a limited number of commercial sites in Europe. To date, we have not generated substantial revenues in Europe as our financial resources have primarily been dedicated to product development and clinical trials in the United States. This has prevented us from providing the resources necessary to broadly market our cryoablation system in Europe and from increasing the number of consoles placed in Europe. In October 2007, we began selling catheters for our cryoablation system in the United States for the treatment of AFL. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. For the foreseeable future, we expect that any revenues we generate from sales of our products for the treatment of AFL will fluctuate from quarter-to-quarter.

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of cash compensation and non-cash share-based compensation for executive, finance and administrative personnel. Other significant costs include professional fees for accounting and legal services, including legal services associated with our efforts to obtain and maintain protection for the intellectual property related to our cryoablation system. We anticipate that we will incur significant costs in the future related to our intellectual property litigation with CryoCath Technologies Inc., or CryoCath. We intend to increase our sales and marketing capabilities at a measured pace, which will also increase our selling expenses.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts, the timing and outcome of regulatory submissions, and quarterly variations in sales activities and results. Due to these uncertainties, results of future operations are difficult to predict.

Three months ended September 30, 2007 and 2006

Product Revenue and Collaboration Revenue. Product revenue decreased $168,000 to $46,000 for the three months ended September 30, 2007, compared to $214,000 for the three months ended September 30, 2006. The decrease was primarily due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary during 2006. Collaboration revenue increased to $167,000 for the three months ended September 30, 2007 from $0 for the three months ended September 30, 2006 due to the partial recognition of an advance payment received under our development and license agreement with BSC and BSS.

Deferred revenue increased from $78,000 at December 31, 2006 to $395,000 at September 30, 2007 due primarily to an advance payment of $500,000 received against development milestones under our development and license agreement with BSC and BSS, of which $333,000 remains deferred at September 30, 2007. We are recognizing the advance payment over the expected development period of the contract, and expect full recognition of the advance payment by March 31, 2008.

Cost of Revenue. Cost of revenue increased $141,000 to $683,000 for the three months ended September 30, 2007, compared to $542,000 for the three months ended September 30, 2006. The increase during the three months ended September 30, 2007 is primarily related to increased personnel costs of $107,000. Cost of revenue is high relative to the volume of product revenue due to the fixed costs associated with manufacturing our product. Included in cost of revenue for the three months ended September 30, 2007 and 2006 were non-cash share-based compensation of $110,000 and $103,000, respectively.

Research and Development Expenses. Research and development expenses increased $822,000 to $2.2 million for the three months ended September 30, 2007, compared to $1.4 million for the three months ended September 30, 2006. The increase was primarily related to the costs related to the efforts under the BSC/BSS development and license agreement and the Quantum development project of $145,000 and personnel costs of $378,000. In addition, we incurred increased non-cash share-based compensation of $47,000, and additional clinical and preclinical costs of $148,000. Included in research and development expenses for the three months ended September 30, 2007 and 2006 were non-cash share-based compensation of $178,000 and $131,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $297,000 to $1.4 million for the three months ended September 30, 2007, compared to $1.7 million for the three months ended September 30, 2006. The decrease was primarily due to non-recurring severance costs of $464,000 associated with our separation agreement with our former Chief Executive Officer during 2006, lower non-cash share-based compensation of $65,000 during the three months ended September 30, 2007, and non-recurring costs related to the closure of CryoCor GmbH in mid-2006 of $86,000. These decreases were partially offset by higher legal costs of $151,000 and costs associated with the initiation of our commercial launch of $154,000. Included in selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were non-cash share-based compensation of $225,000 and $290,000, respectively.

Nine months ended September 30, 2007 and 2006

Product Revenue and Collaboration Revenue. Product revenue decreased $302,000 to $184,000 for the nine months ended September 30, 2007, compared to $486,000 for the nine months ended September 30, 2006. The decrease was due to the reduced sales activities in Europe associated with the restructuring and closure of our German subsidiary. Collaboration revenue increased to $167,000 for the nine months ended September 30, 2007 from $0 for the nine months ended September 30, 2006 due to the partial recognition of an advance payment received under our development and license agreement with BSC and BSS.

Deferred revenue increased from $78,000 at December 31, 2006 to $395,000 at September 30, 2007 due to an advance payment of $500,000 received against development milestones under our development and license agreement with BSC and BSS, of which $333,000 remains deferred at September 30, 2007. We are recognizing the advance payment over the expected development period of the contract, and expect full recognition of the advance payment by March 31, 2008.

Cost of Revenue. Cost of revenue increased $110,000 to $2.0 million for the nine months ended September 30, 2007, compared to $1.9 million for the nine months ended September 30, 2006. These results are relatively comparable, period to period, and are high relative to the volume of product revenue due to the fixed costs associated with manufacturing our product. Included in cost of revenue for the nine months ended September 30, 2007 and 2006 were non-cash stock-based compensation of $324,000 and $304,000, respectively.

Research and Development Expenses. Research and development expense increased $1.4 million to $5.7 million for the nine months ended September 30, 2007, compared to $4.3 million for the nine months ended September 30, 2006. The increase in 2007 was primarily related to the costs associated with our FDA Advisory Panel meeting for our PMA for the treatment of AFL and related regulatory consulting of $257,000, costs related to our third-party clinical research organization of $324,000, the costs related to the research and development efforts under the BSC/BSS development and license agreement and the Quantum development project of $310,000, increased non-cash share-based compensation of $149,000, as well as increased compensation expense for bonus accruals related to our FDA Advisory Panel meeting and subsequent approval of our cryoablation system for the treatment of AFL and our employee retention program of $496,000. These increases were partially offset by lower clinical trial costs of $120,000 related to lower enrollment in our ongoing AF clinical trial than enrollment in the nine months ended September 30, 2006. Included in research and development expenses for the nine months ended September 30, 2007 and 2006 were non-cash share-based compensation of $511,000 and $362,000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million to $4.0 million for the nine months ended September 30, 2007, compared to $5.6 million for the nine months ended September 30, 2006. The decrease was primarily due to lower personnel costs, including severance, as a result of our staff restructuring in early 2006 of $821,000, lower operating costs associated with the closure of CryoCor GmbH in mid-2006 of $796,000, and lower non-cash share-based compensation of $231,000. These decreases were partially offset by higher legal costs of $242,000, recruiting costs associated with the search for our Vice President of Sales and Marketing of $111,000, as well as increased investor relation, audit, Sarbanes Oxley consulting and IT support of $183,000. Included in selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 were non-cash share-based compensation of $637,000 and $868,000, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of September 30, 2007, we had an accumulated deficit of $96.4 million. We have funded our operations to date from proceeds of our initial public offering, private placements of equity, bank debt and debt securities for aggregate net cash proceeds of $105.3 million. These net proceeds include an April 2007 private placement of our common stock which raised gross proceeds of $5.5 million, as well as gross proceeds of $2.5 million from our sale of common stock to BSS in June 2007. In addition, BSC paid us an advance milestone payment of $500,000 under our development and license agreement, which is being recognized as revenue over the period time when we expect to complete our performance obligations under the agreement.

As of September 30, 2007, we had long-term and short-term debt outstanding of $6.0 million (excluding a debt discount related to the fair value of warrants issued in connection with this outstanding debt of $356,000), working capital of $13.4 million and cash, cash equivalents and short-term investments totaling $15.5 million. Our debt outstanding is under a new credit facility completed in June 2007, and in conjunction with the new facility, we paid off our previous debt facility of $7.0 million in full. Based upon our planned level of expenditures, we believe that our existing funds, including the expected collection of the remaining $4.0 million from our collaboration with Boston Scientific will be adequate to meet our anticipated cash requirements through 2008, and in order to continue to fund our operations beyond that date, we will need to seek additional financing.

Net Cash Used in Operating Activities. Net cash used in operating activities increased $917,000 to $10.7 million for the nine months ended September 30, 2007, compared to $9.8 million for the nine months ended September 30, 2006. The net cash used in both of these periods primarily reflects the net loss for each period, offset in part by depreciation and amortization, non-cash share-based compensation, amortization of debt discount and changes in operating assets and liabilities, including deferred revenue. Our operating losses have been within our expectations.

Net Cash Provided by Investing Activities. Net cash provided by investing activities increased $1.6 million to $5.7 million for the nine months ended September 30, 2007, compared to $4.1 million for the nine months ended September 30, 2006. Cash provided by investing activities relates to purchases and maturities of short-term investments as well as purchases of property and equipment. The increase in net cash provided by investing activities for the nine months ended September 30, 2007 is primarily related to a higher level of maturities of short-term investments compared to the nine months ended September 30, 2006.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $6.8 million to $6.9 million for the nine months ended September 30, 2007, compared to $90,000 for the nine months ended September 30, 2006. Net cash provided by financing activities during the nine months ended September 30, 2007 was primarily attributable to our private placement of common stock in April 2007, our June 2007 development and license agreement with BSC/BSS, under which BSS purchased shares of our common stock, and our new June 2007 credit facility. These cash inflows were partially offset by the pay-off of our existing $7.0 million debt facility. During the nine months ended September 30, 2006, net cash provided by financing activities was primarily attributable to proceeds from the issuance of common stock related to awards granted under our equity incentive plans.

Operating Capital and Capital Expenditure Requirements

To date, we have had limited commercial sales in Europe and in the United States and we have not yet achieved profitability. In August 2007, we received FDA approval of our PMA for the treatment of AFL with our cryoablation system, and we began selling catheters for our cryoablation system in the United States for the treatment of AFL in October 2007. We anticipate that we will continue to incur net losses for the next several years as we continue to develop our products, continue our clinical programs, expand our corporate infrastructure and commercially launch our cryoablation system in the United States for the treatment of AF, if approved. We expect that we will need to generate significant product revenues to achieve profitability.

We do not expect to generate significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. Even though the FDA recently approved our PMA for the treatment of AFL, we do not anticipate broadly commercializing our cryoablation system until we have secured additional financing on satisfactory terms. Our ability to build and install our planned base of cryoablation consoles and to hire the additional sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we may not hire additional sales and support personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. Based upon our planned level of expenditures, we believe that our existing funds, including the expected collection of the remaining $4.0 million from our collaboration with Boston Scientific will be adequate to meet our anticipated cash requirements through 2008, and in order to continue to fund our operations beyond that date, we will need to seek additional financing. We expect to sell additional equity or debt securities or obtain an additional credit facility, or to access the additional funds available under our existing credit facility, to increase our financial resources. The sale of additional equity and convertible debt securities will result in additional dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical and commercial activities, and research and development efforts, or to cease operations.

As a condition to the FDA approving our PMA for AFL, we agreed to sponsor a post-market registry study of our cryoablation system. In this registry study, we will collect safety and effectiveness data over a one-year follow-up period on our cryoablation system for the treatment of AFL in 325 patients. We will also collect safety and effectiveness data over a one-year period on competing RF ablation systems for the treatment of AFL in 325 patients. The compliance requirements for a company sponsoring a registry study are less complex than a pre-market clinical study, and we believe that we will be able to collect the required safety and effectiveness data without significant difficulty. We anticipate that the cost of conducting the post-market registry study will be between $1.0 million and $1.5 million and will be incurred over a multi-year period. We intend to begin the registry study in the second quarter of 2008.

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

In August 2006, we created an incentive compensation program for our non-executive full-time employees. Under the terms of the program, employees that remained with the Company through August 31, 2007 would receive a payment of 20% of their 2006 annual salary. The incentive payments and related employer taxes and fees were paid on August 31, 2007 and totaled $520,000. We have continued this program through 2008, and anticipate making payments of 5% of annual salary in December 2007, and an additional 15% of their existing annual salaries in 2008; however, we are evaluating the circumstances and criteria under which the employees would be eligible to receive this 15% payment in 2008. Additionally, at the end of August 2006, we did not extend our employment agreement with our former Chief Executive Officer, Gregory Ayers. Under the terms of his employment agreement, he received separation compensation of one year’s salary, or $450,000, over the 12 months subsequent to his departure. As of September 30, 2007, all of the amounts due have been paid.

At present, we have a wholly owned subsidiary in Germany that previously sold our products in Germany, Belgium, and the Netherlands. We discontinued the activities of this subsidiary in 2006 and are currently pursuing the dissolution of this subsidiary. We incurred restructuring charges of $252,000 in conjunction with the closing of our subsidiary, of which $45,000 remains accrued at September 30, 2007. We have signed distribution agreements for the sale of our cryoablation system in the United Kingdom and Italy, and our United Kingdom distributor supports our customers in Germany, Belgium, Denmark and the Netherlands. In the near term, we do not intend to sign additional distribution agreements in Europe and we may never sign additional distribution agreements. In the United States, we are commercializing with a direct CryoCor sales force, and are also evaluating a co-marketing relationship with a marketing partner. We have recently hired a Vice President of Sales and Marketing to lead our efforts to commercialize our product in the United States. However, our ability to build and install our planned base of cryoablation consoles and to hire the additional sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we may not hire additional sales and support personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. Even though the FDA recently approved our PMA for the treatment of AFL and we have begun selling our cryoablation system in the United States for the treatment of AFL, we do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF.

We anticipate spending at least $2.4 million in external costs during the remainder of 2007 and 2008 for existing clinical trials and regulatory activities related to using our cryoablation system to treat AFL and AF, and an anticipated clinical trial for our next generation catheter, Quantum. In addition, we anticipate spending an additional $1.0 million—$1.5 million on the registry study required by the FDA as a condition for approval for our cryoablation system for the treatment of AFL. We believe the total costs for our existing clinical trials for AFL and AF, excluding the registry study, and the development of our existing product candidates will require approximately $8.8 million during the remainder of 2007 and 2008, with our remaining cash and cash equivalents being used to prosecute and maintain our intellectual property portfolio, including in connection with our litigation with CryoCath, to fund our facility, manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period.

We have filed requests with the United States Patent and Trademark Office, or USPTO, seeking to invoke interference proceedings involving two patents owned by CryoCath and two of our patent applications to determine who first invented certain primary and pre-cooling refrigeration system designs and certain heat exchanger designs. During 2006, the USPTO agreed to reissue a patent licensed from CryoGen that we consider to be important to our efforts to invoke interference proceedings. To date, the USPTO has not invoked interference proceedings. If interference proceedings are invoked and we are not successful in these proceedings, we could fail to get rights to certain patent claims. Although we do not believe this finding would be material to our ability to operate, we believe an award of these rights to us may have a material effect on CryoCath’s ability to compete with us in the United States. We may incur substantial costs in pursuit of these proceedings.

On October 18, 2007, CryoCath initiated legal proceedings against us in the United States District Court in Delaware, seeking a declaration that the Company’s cryoablation system infringes a number of CryoCath’s United States issued patents. The Company believes that these allegations are without merit, and intends to vigorously defend its interests in these matters. The Company intends to file its response to these proceedings by December 5, 2007, however, a trial date for these proceedings has not been set. We expect to incur significant legal costs defending our interests in these matters, and we may incur additional legal costs based on our intellectual property strategy. These legal costs, and the impact on our current cash resources, may require us to seek additional debt or equity financing earlier than we had anticipated.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations and the costs to complete clinical trials, post-market registry studies and development of products, as well as to engage in our litigation with CryoCath, are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Form 10-Q, and in our other securities filings filed with the Securities and Exchange Commission, or SEC. We have based these estimates on assumptions that may prove to be wrong, and we may be required to utilize our available capital resources sooner than we currently expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial acceptance of our product in the United States, including after we initiate sales efforts targeting AF, if ever;

•	the costs of establishing sales, marketing and distribution capabilities;

•

the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights, including in connection with our litigation with CryoCath;

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

We have service agreements with clinical sites, individuals and institutional research organizations for the conduct of our AF pivotal trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we have accrued approximately $652,000 in fees and expenses through September 30, 2007 in connection with our AF pivotal trial. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cash outlay of completing our AF pivotal trial and submitting a PMA for the treatment of AF with our cryoablation system will be approximately $1.7 million during the remainder of 2007 and 2008. However, due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur. In addition to the $1.7 million in external cash outlay, we expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants, as well as related legal expenses.

We have agreed to cover the treatment costs for certain patients in our AF pivotal trial who are either not insured, or who are insured but were declined coverage by their insurance company for the costs associated with our procedure. As of September 30, 2007, we have agreed to cover the treatment costs for 11 patients at an estimated cost of approximately $210,000, of which $155,000 remains unpaid and is therefore included in the accrued clinical development liabilities on our balance sheet at September 30, 2007. We anticipate that up to 10 additional patients may be declined for insurance coverage, and for whom we would pay the treatment costs. We project that if we cover these costs, the additional estimated cost of treatment would be $15,000 to $35,000 each. The total estimated costs for covering the costs of these treatments are included in our estimated $1.7 million above.

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

Share-Based Payments

We have four share-based compensation plans consisting of three stock option programs and an employee stock purchase plan. As a result of adopting the FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), on January 1, 2006, we recognized share-based employee and non-employee director compensation expense of $592,000 and $349,000 during the nine months ended September 30, 2007 and 2006, respectively, in addition to $735,000 and $1,154,000 in compensation expense recorded as required under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, during the nine months ended September 30, 2007 and 2006, respectively. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the stock options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our stock option awards. As of September 30, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $2.7 million, which we expect will be recognized over a weighted-average period of 1.7 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of SFAS 157 is not expected to have a material effect on its consolidated financial position or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We have adopted FIN 48 as of January 1, 2007, and compliance with this guidance did not have a significant impact on our results of operations or financial position.

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

We have some activities in foreign currencies, principally our commercial efforts in Europe, which are denominated in euros and British pound sterling. We do not currently use derivative financial instruments to mitigate this exposure. We do not expect fluctuations in foreign exchange rates to have a material impact on our financial condition or results of operations.

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

On October 18, 2007, CryoCath initiated legal proceedings against us in the United States District Court in Delaware, seeking a declaration that the Company’s cryoablation system infringes a number of CryoCath’s United States issued patents. The Company believes that these allegations are without merit, and intends to vigorously defend its interests in these matters. The Company intends to file its response to these proceedings by December 5, 2007, however, a trial date for these proceedings has not been set. We expect to incur significant legal costs defending our interests in these matters, and we may incur additional legal costs based on our intellectual property strategy. These legal costs, and the impact on our current cash resources, may require us to seek additional debt or equity financing earlier than we had anticipated.

We are also involved in interference proceedings previously described under the heading “Legal Proceedings” in our Form 10-K for the period ending December 31, 2006, filed with the SEC on March 30, 2007.

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

We will need to raise substantial additional capital to:

•	increase our commercialization activities for our products in the United States;

•	fund our operations and clinical trials;

•	continue our research and development;

•	enforce our proprietary rights including the interference request we filed with the USPTO; and

•	defend, in litigation or otherwise, any claims that we infringe third party patents or other intellectual property rights, including in connection with our litigation with CryoCath.

We believe that our cash, cash equivalents and short-term investment balances including the expected collection of the remaining $4.0 million from the Boston Scientific collaboration will be sufficient to meet our planned cash requirements through 2008. However, our future funding requirements will depend on many factors, including but not limited to:

•	the commercial acceptance of our product in the United States, including after we initiate sales efforts targeting AF, if ever;

•	the costs of establishing sales, marketing and distribution capabilities;

•

the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights, including in connection with our litigation with CryoCath;

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

Although we recently completed a series of transactions, including a private placement of common stock that brought in gross proceeds of $5.5 million in April 2007, a restructuring of our debt in June 2007, the receipt of gross proceeds of $2.5 million from BSS in June 2007 in connection with the purchase of shares of our common stock, and the receipt of an advance payment against development milestones from BSC under the related development and license agreement, there can be no assurance that we will be able to obtain additional funds on satisfactory terms, or at all, to fund our operations beyond when our existing cash resources will have been expended. If we cannot obtain sufficient additional financing over the next 12 to 15 months, we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

*We have a limited operating history, have a history of operating losses, expect to continue to incur losses and may never become profitable.

We have a limited operating history and have only recently received approval from the FDA to commercialize our product in the United States for the treatment of AFL. Even though we have received approval to commercialize our product for the treatment of AFL, we will not hire the additional personnel or make the capital expenditures that are necessary to broadly commercialize our cryoablation unless we are able to raise additional financing on satisfactory terms. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF and our product candidates may require additional development, clinical trials, regulatory clearances or approvals by the FDA if they are to be commercially accepted. There can be no assurance that we will be able to raise the additional capital needed to broadly commercialize our system for the treatment of AFL, and we may never broadly commercialize our system for the treatment of AFL.

As of September 30, 2007, we had an accumulated deficit of $96.4 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $15.1 million, $17.1 million, and $15.8 million for the years ended December 31, 2006, 2005, and 2004, respectively as well as a net loss of $11.4 million for the nine months ended September 30, 2007. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We expect that our primary expenses for the next 24 months will be costs for conducting our clinical trial for AF, costs to be incurred related to our development and license agreement with BSC, costs associated with preparing our PMA for AF, other costs associated with new product development, costs associated with our intellectual property strategy and current litigation, and costs associated with our post-market registry studies for AFL. If we are able to secure additional financing, we expect that we would also incur increased costs for commercializing our product in the United States for the treatment of AFL. We expect that our general and administrative and legal costs will continue to increase due to the additional operational and regulatory burdens applicable to public companies. In addition, we anticipate that the interference we have filed with the USPTO will be declared in 2007 and substantial financial resources will be required to support this action, and to support our ongoing patent infringement litigation with CryoCath. If we receive FDA marketing approval of our cryoablation system for AF and we are able to secure additional financing, we expect to incur significantly increased sales, marketing, manufacturing, and compliance expenses. We do not currently have the required approval to market our cryoablation system in the United States for the treatment of AF and we may not receive this approval. We may not become profitable even if we obtain FDA approval for AF and succeed in commercializing our cryoablation system in the United States. As a result, we cannot be sure when we will become profitable, if at all.

*We may need to engage in costly patent litigation against our competitors, which may harm our business, financial condition, results of operations and cash flow.

The medical device industry is characterized by a large number of patents, patent filings and frequent litigation based on allegations of patent infringement. For example, on October 18, 2007, CryoCath initiated legal proceedings against us in the United States District Court in Delaware, seeking a declaration that our cryoablation system infringes a number of CryoCath’s United States issued patents. Additionally, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that we compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Based on the litigious nature of the medical device industry and the fact that we may pose a competitive threat to some companies who own or control various patents, we believe that as we begin to engage in and continue on with commercialization activities in the United States, there is a significant risk that one or more third parties, in addition to CryoCath, will assert a patent infringement claim, as CryoCath already has, against the manufacture, use or sale of our cryoablation system. The CryoCath lawsuit seeks damages from CryoCor and an injunction that would prevent us from selling our cryoablation system, and will be expensive to defend. Any other similar lawsuit could also seek to prevent us from commercializing our cryoablation system or enjoin us from selling it, may seek damages from us, and would likely be expensive for us to defend against. We cannot predict if or when any third party patent holder, in addition to CryoCath, will file suit for patent infringement. We can provide no assurance as to the outcome of the CryoCath litigation.

The outcome of patent litigation is subject to substantial uncertainties, especially in medical device-related patent cases that may, for example, turn on the interpretation of claim language by the court which may not be to our advantage and also the testimony of experts as to technical facts upon which experts may reasonably disagree. Our involvement in the CryoCath patent litigation will, and our involvement in other patent litigation could, result in significant expense. Some of our competitors have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from bringing our cryoablation system to market and achieving market acceptance. We, on the other hand, are an early stage company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, patent litigation against or by us, including the CryoCath litigation, could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.

In addition, if third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the USPTO or in other proceedings outside the United States, including oppositions, to determine priority of invention or patentability. For example, we have filed requests with the USPTO seeking to invoke an interference proceeding involving certain patents owned by CryoCath. If we are not successful in this proceeding, this proceeding could result in us failing to gain rights to certain patent claims. Even if we are successful, we may incur substantial costs and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.

In the event that we are found to infringe any valid claim in a patent held by a third party, including in connection with the CryoCath litigation, we may, among other things, be required to:

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

Additionally, any involvement of us in litigation in which we are accused of infringement, including the CryoCath litigation, may result in negative publicity about us or our cryoablation system, injure our relations with any then-current or prospective customers and cause delays in the commercialization of our cryoablation system.

*We may never receive additional milestone payments or equity investments from BSC or BSS.

Under our development and license agreement with BSC, we are responsible for modifying our existing cryoablation console to meet certain technical specifications of BSC. Even if we are able to make the requested modifications which meet the required technical specifications, it is possible that BSC may determine, in its sole judgment, that it does not wish to continue under the development and license agreement, which would mean that we would not receive any additional milestone payments or equity investments, and it is possible that we may have to refund to BSC a portion of the initial milestone payment received, if we are not able to demonstrate that we have incurred costs comparable to the initial milestone payment. A decision by BSC to discontinue the development and license agreement would harm our business. Additionally, even if we are successful in modifying our cryoablation console to meet BSC’s technical specifications, and we receive all payments as required under the development and license agreement and common stock purchase agreement, there can be no assurance that our decision to collaborate with BSC will result in any future royalty payments, and there can be no assurance that we will receive any other benefits, commercial or financial, under our development and license agreement with BSC.

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

We have expended significant time, money and effort in the development of our cryoablation system, which to date has only received FDA approval for the treatment of AFL. Our cryoablation system is still in clinical testing for the treatment of AF, has not yet received FDA approval for the treatment of AF and may never be commercialized in the United States for the treatment of AF. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. In our public announcements, we have provided estimates for the timing of the accomplishment of various clinical, regulatory and other product development goals relating to our cryoablation system, which we sometimes refer to as milestones. These milestones include the submission of data from our clinical trials to the FDA, the timing of FDA approval for our cryoablation system and other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and we may never achieve some or all of these milestones. For example, in January 2006, the FDA informed us that our PMA for the treatment of AFL was not approvable based on the data we had submitted. In response, we amended our PMA based upon a different analysis of chronic effectiveness, and the FDA has recently decided to approve our PMA for the treatment of AFL. If we do not meet our estimated milestones as publicly disclosed for AF, our business may be harmed and our stock price may decline. If our cryoablation system is not approved by the FDA for the treatment of AF, or if our cryoablation system is not commercially accepted for the treatment of AFL or AF, we may be forced to cease operations.

We will need separate FDA approval supported by a separate clinical trial for each proposed indication for our cryoablation system. We intend to seek FDA approval of our cryoablation system to treat AF, and currently can only market our cryoablation system for AFL, which is the indication for which we have received FDA approval. If the FDA does not approve our cryoablation system for treating AF, we will continue to market our cryoablation system only for AFL. For each indication, the FDA’s marketing approval process is expensive and the outcome is uncertain. To obtain FDA marketing approval, we are required to submit detailed and comprehensive scientific data demonstrating safety and effectiveness of our cryoablation system to the FDA’s satisfaction. The marketing approval process also requires passing FDA inspection of our manufacturing facilities and of the clinical trial records for data integrity and compliance with regulatory requirements. The FDA’s PMA approval review process generally takes one to three years after filing, but may take longer. The FDA has not approved any medical device for treating AF.

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

To obtain FDA approval for marketing of our cryoablation system for the treatment of AFL, we agreed to conduct a registry study of patients treated for AFL with our cryoablation system, and to include as part of the registry study patients treated for AFL with competing radiofrequency devices approved for the treatment of AFL. The FDA could determine that the results we obtain of patients treated with cryoablation do not justify continuing to make our product available for commercialization in the United

States, and they could rescind our approval for the treatment of AFL. Additionally, although we intend to begin the registry study in the second quarter of 2008 and will seek to complete the enrollment as soon as possible, we may not be able to find patients who agree to join our registry study and it is possible that the FDA could believe that we are not actively working to complete the registry study and rescind our approval for the treatment of AFL on that basis until additional data is collected. If the FDA chooses to rescind the approval of our product for the treatment of AFL, our business would be materially harmed and our stock price would likely decline substantially, and we may not be able to reinstate our ability to commercialize our product in the United States for the treatment of AFL.

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

Subject enrollment in clinical trials and successful completion of subject follow-up in clinical trials depend on many factors, including the size of the subject population, the nature of the trial protocol, the proximity of subjects to clinical sites, the eligibility criteria for the trial, and subject compliance. Subjects may be discouraged from continuing to participate in our clinical trial if the trial protocol requires them to undergo extensive pre- and post-treatment procedures to assess the safety and effectiveness of our cryoablation system. We have seen a higher withdrawal rate of patients than we originally anticipated in our AF clinical trial. Withdrawal rates may continue to increase as we conduct our AF clinical trial because the follow up period for the AF trial is 12 months as opposed to six months for the AFL trial. In addition, subjects participating in our clinical trial may die before completion of their follow-up. Moreover, it may be difficult to successfully follow our subjects for the required 12-month period. Although to date we have successfully followed all our subjects from our AF feasibility study for the required 12-month period, historical results may not be indicative of our future performance. Additionally, we have seen a higher withdrawal rate of patients than we originally anticipated which required us to request from the FDA that we be able to enroll more than the 160 patients originally planned. In January 2007, the FDA approved our request to increase the size of our pivotal trial. The FDA may require that we enroll additional patients in order to complete our dataset.

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

When we designed the size of our AF pivotal trial, we made certain assumptions about the number of patients to be enrolled to permit us to evaluate the results of each arm of our clinical trial. During the conduct of our pivotal trial, patients have withdrawn from our clinical study for reasons not in our control, such as, they were randomized to medical management, or drug therapy, or were not covered by insurance, and withdrew from the trial. If we do not have a sufficiently large evaluable patient population for our analysis when we have completed enrollment and patient follow-up, we may need to increase enrollment until we can generate a sufficiently large evaluable patient population. For example, the FDA has approved our request to enroll an additional 20 patients, up to 180 patients in total.

*In order to receive and maintain FDA approval of our product candidates, our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we fail to achieve or maintain regulatory approval of these manufacturing facilities, we may be forced to cease operations.

Commercialization of our products and product candidates require access to, or the development of, manufacturing facilities that meet applicable regulatory and quality standards to manufacture a sufficient supply of our products. We believe we will need eventually to obtain additional commercial-scale manufacturing facilities. These facilities must be evaluated and qualified under our quality system to ensure that they meet our production and quality standards. The FDA also must inspect and approve facilities that manufacture our products for United States commercial purposes, as well as the manufacturing processes and specifications for our products prior to granting marketing approval of our cryoablation system. Suppliers of certain components of, and products used to manufacture, our products also must comply with FDA and foreign regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. We or our suppliers may not satisfy these requirements. If we or our suppliers do not achieve and maintain required regulatory approval for our manufacturing operations, including for any additional commercial-scale manufacturing facilities that we may obtain in the future, our commercialization efforts in the United States, if any, could be delayed, which could impair our business and financial condition and could require us to cease operations.

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

*If the pulmonary vein isolation, or PVI, or any other ablation procedure performed in our AF pivotal trial fails to provide a significant benefit to patients, or has serious adverse effects, we may not be able to obtain FDA approval for marketing our cryoablation system.

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

The PVI procedure when performed with radiofrequency ablation has been associated with stroke, pulmonary vein stenosis, a narrowing of the pulmonary vein that can have serious adverse health implications. Other heat based ablation technologies used for AF ablation have been associated with risks such as the formation of atrial esophageal fistulas, or channels, between the heart and the esophagus. Although we believe that cryoablation reduces this risk as compared to heat-based ablation, we and the medical community do not have a complete understanding of the presentation and progression of these complications. If patients have strokes, develop significant pulmonary vein stenosis, atrio-esophageal fistulas, or other unanticipated adverse effects in our pivotal AF trial, the FDA could deny approval to market our cryoablation system, which could harm our business, financial condition, results of operations and growth prospects.

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

*If we are unable to obtain and maintain protection for our intellectual property, the value of our technology and products may be adversely affected.

Our business and competitive positions are dependent upon our ability to protect our proprietary technology. Because of the substantial length of time and expense associated with development of new products, we, along with the rest of the medical device industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. The patent positions of medical device companies, including ours, are generally uncertain and involve complex legal and factual questions. Our owned and licensed patent applications may not protect our technologies and products because, among other things:

•	any patents issued to us, our collaborators or our licensors, may not provide a basis for a commercially viable product or provide us with any competitive advantage;

•	any patents issued to us, our collaborators or our licensors may be challenged, as is currently ongoing in the CryoCath litigation, circumvented or invalidated by third parties;

•	all pending patent applications may not result in issued patents; and

•	any additional proprietary technologies that we develop may not be patentable.

We attempt to protect our intellectual property position by filing United States patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently, we own or license 39 issued United States patents and a number of pending United States patent applications covering various aspects of our products and technology.

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

*Our ability to market our products may be impaired by the intellectual property rights of third parties.

We are aware of numerous United States patents owned or licensed by third parties in areas potentially related to the technology used in our cryoablation system. These third parties include CryoCath, Johnson & Johnson, the Regents of the University of California and Spembly Medical Ltd. These third parties or our other competitors may have issued patents that cover technologies that we use in producing our product candidates, or that we use in treating patients with our product candidates. CryoCath initiated legal proceedings against us in the United States District Court in Delaware, seeking a declaration that our cryoablation system infringes a number of CryoCath’s United States issued patents. Other owners of patents or their licensees may also assert that the manufacture, use or sale of our cryoablation system infringes one or more claims of their patents.

The possibility of litigation, in addition to the CryoCath litigation, being filed against us based on one or more of these or other patents or other intellectual property is a significant risk. Because of the uncertainty inherent in any intellectual property litigation, a court may determine that current or future third party patents, including CryoCath patents, contain one or more claims that are valid, enforceable and infringed upon by our cryoablation system.

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

*We depend on single source suppliers for our cryoablation system components and the loss of these suppliers could prevent or delay our clinical trials, commercialization of our cryoablation system in the United States and additional sales of our cryoablation system in Europe.

We do not have long-term contracts with our third party suppliers for any of the equipment and components that are used in our manufacturing process. Our suppliers may have difficulty supplying components that meet our required specifications or needs. None of our suppliers has agreed to maintain a guaranteed level of production capacity. Establishing additional or replacement suppliers for these components may cause us to incur substantial costs and take a considerable amount of time, may require product redesign and could result in the need for submission to the FDA of a PMA supplement or possibly a separate PMA, which would cause us to incur considerable expense. We also may have difficulty obtaining similar components from other suppliers that are acceptable to our quality requirements and specifications, the FDA or foreign regulatory authorities. Even if available, similar components from other suppliers could be significantly more expensive. Any delays, regulatory or otherwise, could delay the manufacture and delivery of our cryoablation system and impact the commercialization of our cryoablation system in the United States and sales of our cryoablation system in Europe and adversely impact our business.

*If we are unable to manage our growth, our future revenue and operating results may be adversely affected.

We will need to expand our sales and marketing operations and grow our research and development, product development and administrative operations. This expansion would place a significant strain on our management and operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To manage our growth and in connection with commercializing our cryoablation system in the United States, we will be required to improve existing, and implement new, operational and financial systems, procedures and controls and expand, train and manage our growing employee base. If we were unable to manage our growth effectively, our business and operating results could be harmed.

*We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We currently manufacture our cryoablation system at our facilities in San Diego, California. If there was a disruption to our manufacturing operations, we would have no other means of manufacturing our cryoablation system until we have restored and re-qualified our manufacturing capability at our facilities or developed alternative manufacturing facilities. Additionally, any damage to or destruction of our San Diego facilities or our equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce our cryoablation system. If we were unable to produce sufficient quantities of our cryoablation system for use in our current and planned clinical trials, or if our manufacturing process yields substandard cryoablation systems, completion of our AF clinical trials and commercialization activities for AFL and AF in the United States, as well as sales of our cryoablation systems in Europe, would be delayed.

We currently have limited resources, facilities and experience to commercially manufacture our products and product candidates. In the first half of 2006, we restructured our workforce, including reductions in our manufacturing staffing that has reduced our capacity to manufacture catheters and consoles. Currently, we can only produce sufficient quantities of catheters to support our existing clinical trials and our expected commercial sales for 2007 and 2008. To produce our cryoablation system in the quantities that we believe will be required to meet anticipated market demand in the United States in the event that we receive regulatory approval for AF, we will need to increase, or “scale up”, the production process by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale up in a timely manner, or at all due to such technical difficulties and/or insufficient funds. If we are unable to do so, we may not be able to produce our cryoablation system in sufficient quantities to meet the requirements for the launch of the product in the United States if we receive the required regulatory approval from the FDA for AF, or to meet demand for our cryoablation system in the United States for AFL or in Europe. If we obtain regulatory approval from the FDA for our cryoablation system for AF but are unable to manufacture a sufficient supply of our cryoablation systems, our revenues, business and financial prospects would be materially adversely affected. In addition, if we obtain regulatory approval for our cryoablation system for AF, but the scaled up production process is not efficient or produces cryoablation systems that do not meet quality and other standards, our future gross margins, if any, will be adversely affected.

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

*Quality-control difficulties in our manufacturing processes could delay our clinical development programs and commercialization activities or prevent us from continuing the development of our product candidates.

Our sterile products, including our catheters and our sheaths, must be produced in a highly controlled, clean environment to minimize foreign particles and other contaminants. Despite stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products in a lot. If we are unable to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization activities in the United States and our sales efforts in Europe could be delayed or terminated, which would harm our business, financial condition and results of operations.

*If we fail to obtain an adequate level of reimbursement for our products by third party payers, there may be no commercially viable markets for our product candidates or the markets may be much smaller than expected.

The availability and amount of reimbursement by governmental and other third party payers affect the market for our products and product candidates. The effectiveness, safety, performance and cost-effectiveness of our products and product candidates and of any competing products will determine the availability and level of reimbursement. We believe that reimbursement may be subject to increased restrictions both in the United States and in international markets in the future. New legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products and product candidates and limit our ability to sell our products and product candidates on a profitable basis. In addition, third party payers continually attempt to minimize or reduce the costs of healthcare by challenging the prices charged for healthcare products and services.

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

Now that we are selling our product in the United States, it is possible that some of our customers may file claims for reimbursement with government programs such as Medicare and Medicaid. As a result, we may be subject to the federal False Claims Act if we knowingly “cause” the filing of false claims. Violations may result in substantial civil penalties, including treble damages. The federal False Claims Act also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the healthcare industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers.

We are unable to predict whether we could be subject to actions under the federal False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the False Claims Act, could significantly affect our financial performance.

*If we are unable to establish adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our cryoablation system, our business may be harmed.

We have just begun building a sales organization in the United States and have limited experience as a company in the sales, marketing and distribution of medical devices. Now that we have received FDA approval of our PMA for AFL, we are commercializing in the United States with a direct CryoCor sales force, and may market in the United States with a marketing partner. Developing a sales force is expensive and time consuming and could delay or limit the success of our commercialization activities. We may not be able to develop this capacity on a timely basis or at all. Additionally, due to our limited cash resources, we will not hire the additional personnel or make the capital expenditures that are necessary to broadly commercialize our cryoablation system unless we are able to raise additional financing on satisfactory terms. We may choose to contract with third parties, including distributors or agents, to perform sales, marketing and distribution services in the United States. If we enter into arrangements with third parties to perform sales, marketing and distribution services in the United States, our product revenues could be lower than if we directly sold, marketed and distributed our cryoablation system, or any other product that we may develop. Furthermore, if we enter into co-promotion or other marketing and sales arrangements with third parties, any revenues received will depend in part on the skills and efforts of these third parties, and we do not know whether these efforts will be successful. Some or all of our future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote their best efforts to marketing our products.

We have signed distribution agreements with third parties in Europe to market and sell our cryoablation system in the United Kingdom and Italy. In the near term, we do not intend to sign additional distribution agreements in Europe and we may never sign additional distribution agreements. If our relationships with our distributors do not progress as anticipated, if we seek to identify alternative distributors and are unable to do so, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed. We have closed our subsidiary in Germany through which we historically distributed our product in Belgium, the Netherlands and Germany and as a result may no longer continue to sell our product in these geographic areas.

*The medical device industry is highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products for similar indications that are safer, more effective, or gain greater acceptance in the marketplace than any products that we may develop, our commercial opportunities will be reduced or eliminated.

The medical device industry is characterized by rapidly advancing technologies and a strong emphasis on proprietary products, designs and processes and intense competition. Our products and product candidates face and will face intense competition. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials, as well as acquiring technology and technology licenses complementary to our programs or advantageous to our business.

Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than us; and

•	develop safer, more effective and/or less expensive products or technologies that render our technology, products or product candidates obsolete or non-competitive.

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

In the event we need to hire additional qualified scientific, commercial, operations, regulatory, quality assurance and control and administrative personnel, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among medical device companies. Our offices are located in San Diego, where competition for personnel with healthcare industry skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, or if we lose current employees, we may be unable to continue our development and commercialization activities.

*We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

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

*Changes in European to United States currency exchange rates may increase our expenses or reduce our revenues.

We currently market our cryoablation system in certain foreign markets through European distributors. The related distribution agreements may provide for payments in a foreign currency. Accordingly, if the United States dollar strengthens against the euro or British pound sterling our United States dollar payments from such distributors, if any, will decrease.

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

Our stock price has been and may continue to be volatile. The stock market in general and the market for small medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock will be determined in the marketplace and may be influenced by many factors, including:

•	failure of any of our products or product candidates to achieve commercial success;

•	results of our clinical trials;

•	failure of any of our product candidates to receive FDA or other regulatory approvals;

•	success or failure to raise any additional capital on a timely basis or on acceptable terms;

•	future sales of our common stock;

•	regulatory developments in the United States and foreign countries;

•	developments, disputes or litigation concerning patents or other proprietary rights, including our current litigation with CryoCath;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	changes in reimbursement;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of October 31, 2007, beneficially owned approximately 64.8% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

We invested $35.4 million in proceeds from the offering, net of underwriting discounts and commissions and offering expenses, in money market funds, United States government or corporate bond securities, and asset-backed securities. Through September 30, 2007, we have used all of the proceeds from our initial public offering for research and development activities, clinical trial activities, expenses related to our facility, manufacturing and quality system operations, sales and marketing activities, the pay-off of our $7.0 debt facility in June 2007, and for working capital and general corporate purposes.

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

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company (2)

4.1	Form of Common Stock Certificate of the Company (1)

4.2	Amended and Restated Investor Rights Agreement dated June 4, 2003 between the Company and certain of its stockholders (1)

4.3	Securities Purchase Agreement, dated April 20, 2007, by and among the Registrant and the purchasers listed on the signature pages thereto. (3)

Exhibit Number	Description of Exhibit

4.4	Form of Warrant. (3)

4.5	Form of Warrant to Purchase Stock. (4)

4.6	Common Stock Purchase Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc. (5)

4.7	Registration Rights Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc. (5)

10.20	First Amendment to Employment Agreement, dated August 31, 2007 by and between the Registrant and Edward F. Brennan.

10.21	First Amendment to Employment Agreement, dated August 31, 2007 by and between the Registrant and Gregory J. Tibbitts.

10.22	Amended and Restated Executive Employment Agreement, dated September 5, 2007, by and between the Registrant and Helen S. Barold

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-123841) originally filed with the Securities and Exchange Commission on April 5, 2005, as amended, and incorporated herein by reference.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2007.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2007.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2007.

*	Indicates management contract or compensatory plan.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

CryoCor, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007

CryoCor, Inc.

By:	/s/ Gregory J. Tibbitts
Gregory J. Tibbitts
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)