Form 10-K
period 2007-12-31
CRYOCOR INC
filed 2008-03-21
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(858) 909-2200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was $39,027,886 based on the closing sales price on June 30, 2007 as reported on the Nasdaq Stock Market.

The number of shares of registrant’s common stock outstanding on March 3, 2008 was 12,731,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, or the Proxy Statement, to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders to be held on May 8, 2008 are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC within 120 days after the registrant’s fiscal year ended December 31, 2007.

CRYOCOR, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

PART I

The statements in this Form 10-K that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to the timing for regulatory approval, if any, for our cryoablation system in the United States for use in treating atrial fibrillation, or AF, and whether such regulatory approval will be obtained, the timing for when we will submit an application for premarket approval, or PMA, for AF, our ability to achieve milestones under our collaboration with Boston Scientific, Inc., the advantages of our cryoablation system, our positions and likely outcomes in, and costs associated with, our litigation with CryoCath, Inc., our strategy, the timing for product sales in the United States, if any, our anticipated continuing net losses, the amount and timing of future spending to develop existing and new product candidates, and the period over which our existing cash reserves will be sufficient to fund our ongoing operations, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this Form 10-K based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our ability to obtain regulatory approval in the United States for our cryoablation system for use in treating AF, risks associated with our ability to submit a PMA for AF, risks associated with our ability to obtain additional financing as necessary, risks involved with our estimates of the size, make-up and costs involved with the Company’s restructuring, risks associated with our ability to ultimately receive approval from the FDA for the use of our cryoablation system to treat AF, risks associated with our ability to successfully commercialize our cryoablation system in the United States and elsewhere if our cryoablation system is approved for use in the United States, risks associated with our dependence on patents and proprietary rights, including in connection with our litigation with CryoCath, risks associated with our protection and enforcement of our patents and proprietary rights, risks associated with the development or availability of competitive products or technologies, and the other risks and uncertainties identified in the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K and in our other publicly available documents. These forward-looking statements speak only as of the date of this Form 10-K. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this Form 10-K to reflect actual results, changes in our expectations, or otherwise. The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Form 10-K.

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

In August 2007, we received approval of our application for premarket approval, or PMA, from the United States Food and Drug Administration, or FDA, for the treatment of AFL with our CryoCor Cardiac Cryoablation System, or cryoablation system. We are in the process of building our sales and marketing capabilities, and have recently hired a Vice President of Sales and Marketing and several sales representatives. Our first commercial sales of our cryoablation catheters for the treatment of AFL in the United States occurred in the fourth quarter of 2007 and we have shipped a limited number of cryoablation catheters and consoles to new commercial sites. To date, our commercial efforts have been focused on converting our clinical trial sites to begin treating commercial cases, and seeking new commercial sites that either have not used any cryoablation system, or have not used CryoCor’s cryoablation system and are interested in evaluating our system. We do not expect that we will generate a significant level of revenues until we expand our installed base of consoles and we are approved for the treatment of AF, if at all. There can be no assurance that we will ever generate a significant level of revenues.

In August 2007, we completed the enrollment of our pivotal trial for the treatment of AF and believe that we are the first company to complete the enrollment of a randomized pivotal trial for the treatment of AF. In September 2007, we were invited by the FDA to present our experience to an Advisory Panel convened by the FDA to discuss the status of AF pivotal trials. During this Advisory Panel, we discussed our experience in completing enrollment of the AF pivotal trial, and certain members of the Advisory Panel noted our successful efforts in completing enrollment in the pivotal trial. We believe this Advisory Panel was an important meeting as the Advisory Panel recommended to the FDA that it maintain the existing requirement for randomized clinical trial designs, and commented on the use of different methodologies for evaluating the success of ablation therapy, based upon current clinical practice. We believe that, in addition to those specified in the clinical trial protocol, the FDA will consider these different methodologies which we will present in our analysis of our clinical trial data. Based upon the anticipated time required to follow our patients subsequent to their cryoablation treatments, we anticipate that we will file a PMA for the treatment of AF in 2008, that this PMA will be reviewed by an Advisory Panel to the FDA and that a decision from the FDA on whether or not to approve our cryoablation system for the treatment of AF will be made in 2009. There can be no assurance that the FDA will determine to approve our cryoablation system for the treatment of AF, and there can be no assurance that we will be the first company to file a PMA for the treatment of AF.

In June 2007, we signed a development and license agreement with Boston Scientific Corporation, or BSC, under which we agreed to modify our existing console to run a cryoablation balloon catheter developed by BSC. Under the terms of a second separate agreement, Boston Scientific Scimed, Inc., or BSS, made an equity investment and has made development milestone payments as we have achieved specified development milestones over the course of the collaboration. We have completed the first four milestones of the development agreement, and expect to complete our final milestone and receive the final milestone payments in the second quarter of 2008. We will receive royalties from BSC upon the commercial sales of the BSC balloon catheter and upon the sale of any consoles by BSC, if any such sales occur.

AF afflicts more than 2.3 million people in the United States, where it has been estimated to account for more than $9 billion annually in disease-related healthcare costs including drug-based therapy. Our cryoablation system, if approved by the FDA, will address that portion of the patient population for whom drug therapy has not proven effective. Because we anticipate that our cryoablation system, if approved, is likely to be approved for use in patients for whom drug therapy has failed, we are not able to estimate the size of the potential market for our cryoablation system, and the $9 billion currently spent annually in treating AF is not necessarily a relevant indicator of the size of our potential market. It is estimated that each year approximately 500,000 new cases of AF occur in the United States. AF is the leading cause of stroke among the elderly. People afflicted with AF are at six times greater risk of stroke and two times greater risk of death as compared to the population without AF. AFL is the second most common arrhythmia. In 2000, it was estimated that more than 200,000 new cases of AFL occur annually in the United States.

The current standard of care for treating AF is chronic drug therapy, which is costly, often ineffective and can have serious side effects. Other existing treatments for AF include surgical procedures and the off-label use of catheter-based ablation devices. We believe these procedures have failed to gain broad market adoption because they may require major surgery, can cause serious complications including death, are not approved for the treatment of AF or they lack effectiveness.

Our product, the CryoCor Cardiac Cryoablation System, or cryoablation system, is designed to treat cardiac arrhythmias through the use of extreme cold, or cryoenergy, to ablate, or destroy, targeted cardiac cells. Unlike radiofrequency, or RF, and other heat-based ablation technologies, which can destroy both the targeted cardiac cells and the extracellular material that binds the cells together, cryoablation leaves the material surrounding the cardiac cells fully intact. As a result, cryoablation may reduce the occurrence and severity of complications observed with heat-based ablation technologies. Our cryoablation system utilizes our proprietary technology that allows it to generate, deliver and transfer high levels of cryoenergy enabling large lesion sizes, shorter procedure times and enhanced system versatility. We believe these advantages provide better therapeutic efficacy and give us a greater ability to treat the more complex arrhythmias, such as AF and AFL, than competing cryoablation technologies. We believe our cryoablation system eliminates or reduces many of the drawbacks and risks associated with surgical and heat-based ablation procedures.

We are currently involved in a series of complex intellectual property legal actions against CryoCath Technologies Inc., or CryoCath, our only cryoablation competitor that has a cryoablation product approved for sale in the United States. These actions include offensive patent infringement actions we have brought in district courts in Delaware and Canada, an interference proceeding requested by us and declared by the United States Patent and Trademark Office, a defensive patent infringement action filed against us in the district court of Delaware, and a complaint we have brought before the United States International Trade Commission. The initial phases of these actions will take anywhere from one to three years to conclude and will be costly for us to prosecute. There can be no assurance that we will prevail in any or all of these actions.

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

Warfarin is the most widely prescribed oral anticoagulant, or blood thinning drug. Approximately 40% of paroxysmal AF patients receive warfarin as oral anticoagulation therapy. In order for warfarin to be used safely, a patient’s blood coagulation function must be maintained within a specified therapeutic range in order to reduce the risk of blood clots or bleeding from under or over anticoagulation, respectively.

Cardiac Ablation

Cardiac ablation is the process of disrupting or killing specifically targeted cardiac cells to create a lesion that blocks the origination or transmission of abnormal electrical activity. This lesion is intended to prevent the initiation or perpetuation, or both, of the abnormal electrical impulses associated with cardiac arrhythmias.

Surgical Ablation

The most effective surgical ablation technique for AF is the Cox-MAZE procedure whereby the surgeon makes patterned incisions through the atrial wall of the heart and then sews the heart tissue together to create a scar that results in an electrical “maze” that “traps” the abnormal electrical impulses. The Cox-MAZE procedure is highly-invasive and requires open heart surgery, yet is effective in over 90% of patients at preventing the initiation and perpetuation of AF, according to the February 2004 issue of Pacing and Clinical Electrophysiology. Notwithstanding its effectiveness, over the 13-year period ending in July 2000, the Cox-MAZE procedure was used to treat only approximately 350 patients. Dr. James Cox, the developer of the Cox-MAZE procedure believes that the procedure has never been widely adopted by surgeons because of its complexity and invasiveness. We believe that surgical ablation procedures tend to be conducted only when the surgeon is already performing an open heart procedure, such as a coronary bypass graft or a heart valve replacement or repair. Surgeons have begun to use RF, microwave, ultrasound or cryoenergy ablation devices to create lesions that resemble the surgical incisions created in traditional Cox-MAZE procedures, but in somewhat less complex surgical operations. Surgical techniques are not commonly used to treat AFL.

New techniques have recently been introduced for use in less invasive surgical procedures. These approaches still require surgery, but they access the heart through one or more small incisions in the chest to create ablation lines from the outer surface of the heart. As these procedures are still surgical in nature, they require patients to remain in the hospital for approximately six days following such procedures.

Minimally Invasive, Catheter-Based Ablation

In minimally invasive, catheter-based ablation procedures, a physician, typically an electrophysiologist, guides a catheter through a vein or artery into the heart and places the tip of the catheter on the heart tissue responsible for initiating or perpetuating the arrhythmia. The physicians use fluoroscopy, or continuous X-ray imaging, to aid in positioning the catheters. The physician then delivers energy through the catheter to create a lesion and kill the target tissue. The number of lesions required to prevent the initiation or perpetuation of the arrhythmia depends on the type of SVT and its complexity. In order to safely and effectively treat AF, we believe that a physician needs to be able to safely create multiple, selectively large, permanent lesions within the heart tissue of the left atrium. The form of the energy can be RF, laser, ultrasound, microwave, or extreme cold (cryo). The degree of safety varies between energy sources. Currently, RF energy catheter systems and cryoenergy catheter systems are the only products that have been approved by the FDA for use in minimally invasive cardiac tissue ablation.

RF Ablation

RF energy uses heat to ablate tissue cells and create lesions and is commonly used to cut tissue or coagulate blood during surgery. It is also widely used by physicians in the treatment of various conditions, including prostate cancer, incontinence and gastro-intestinal disorders. RF cardiac tissue ablation is used as the primary treatment for some arrhythmias and as a secondary treatment for more complex arrhythmias, including AF. Although RF energy can ablate the cells that cause the arrhythmia within heart tissue, it can also destroy or significantly alter the extracellular material that binds cells together to form tissue. During RF ablation procedures, physicians closely monitor the position of the catheter tip using fluoroscopy in order to attempt to ensure it does not drift and damage adjacent tissue or structures.

RF ablation is generally considered to be a safe and effective treatment for the less prevalent SVTs, such as AVNRT or WPW, with efficacy rates above 90% and complication rates of less than 5%. RF ablation also is currently used as a minimally invasive technique for the treatment of AFL and is approved by the FDA for this indication. This procedure is reported to have efficacy rates of approximately 90% and complication rates of less than 5%.

The FDA has not approved RF ablation for the treatment of AF, and we believe that is a result of the risk of serious and life threatening complications, RF ablation may have difficulty obtaining broad market adoption even if approved for this indication. Two articles published in the New England Journal of Medicine (from September 1998 and March 2006) reported effectiveness rates of 62%-74% for the treatment of AF using RF ablation with multiple treatments. In addition, various published studies have reported serious complications, including creation of atrio-esophageal fistulas, or channels, through the atrial wall into the esophagus. Physicians have modified the techniques used when treating atrial fibrillation with RF ablation in seeking to reduce or eliminate complications. We believe that, while RF can be delivered safely in many areas of the heart during the treatment of atrial fibrillation, certain areas of the heart remain unsafe for the delivery of RF, and that cryoablation may be a safer ablation energy for those areas of the heart during the treatment of atrial fibrillation. We also believe that some physicians may elect to use a combination of RF ablation and cryoablation during their AF treatments, using RF for those areas deemed safe for heat-based ablation, and electing to use cryoablation for those areas where the physician is concerned about a potential complication. Complications associated with RF ablation primarily result from the coagulation of blood and the alteration or destruction of the extracellular material that binds cells together to form tissue. Serious complications of RF ablation for the treatment of AF include the following:

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

Currently, there are two FDA approved cryoablation systems for the treatment of cardiac arrhythmias. Our cryoablation system received FDA approval for the treatment of right atrial flutter, and the other cryoablation system, marketed by CryoCath Technologies Inc., a Canada-based medical device company, is indicated only for the treatment of AVNRT. There is currently no cryoablation system available that is approved by the FDA for the treatment of AF. In order to treat complex arrhythmias such as AF and AFL, we believe that a cryoablation system must have adequate power to create multiple, large, permanent lesions. The power required to create such lesions demands that a cryoablation system be able to achieve and maintain consistent extremely low temperatures across a relatively large contact area throughout the entire procedure. Prior to receiving FDA approval for the treatment of right atrial flutter, we presented our preclinical and clinical data to a panel of physicians at an FDA Advisory Panel meeting. Our preclinical data demonstrated that our product creates large, permanent lesions of similar size to the lesions created by competing RF devices approved for AFL.

We believe that our cryoablation system may provide clinical advantages in the treatment of AF and AFL. A safe and effective cryoablation procedure would reduce or eliminate a patient’s dependence on chronic drug therapy, which is costly, frequently ineffective and often has serious side effects. We believe that our cryoablation system has the critical features necessary to deliver adequate power to quickly and effectively produce large, permanent lesions. Our cryoablation system uses proprietary technologies that enable our catheter tip to rapidly achieve and maintain a consistent temperature throughout an ablation procedure.

We believe the principal benefits of our cryoablation system are:

•

Safety. We believe that safety is one of the critical requirements for broad physician adoption of a treatment for AF. Clinical studies support our belief that cryoenergy is a safe energy source for the treatment of cardiac arrhythmias. To date, our cryoablation system has been used in approximately 55 medical centers, including approximately 30 medical centers in the United States where it has been used on approximately 500 subjects during our clinical trials, and approximately 25 medical centers in Europe, where it has been used on approximately 2,000 patients. To date, we have not received any reports of esophageal fistulas, blood clots, strokes from the cryoenergy or pulmonary vein stenoses, which are risks associated with heat-based ablation procedures. We are conducting various clinical trials to demonstrate the safety of our cryoablation system.

•

Acute and chronic efficacy. In August 2007, the FDA approved the marketing of our cryoablation system for the treatment of AFL, confirming that our clinical data provided reasonable assurance of the safety and effectiveness of our cryoablation system for the treatment of this disease. We believe that our cryoablation system may also provide an effective treatment for AF based on the multiple clinical studies and trials completed to date. Clinical data from two published AF studies conducted using our cryoablation system and covering 52 patients and 29 patients showed that 71% and 62% respectively of those patients reported relief from clinical symptoms of AF at follow-up intervals between six and 12 months. A third study, intended to evaluate pulmonary vein isolation alone as an ablation strategy for patients with or without atrial flutter, determined that 82% of patients with paroxysmal AF, but without AFL, reported relief from clinical symptoms of AF at an average follow-up period of 26 months. The patients with a history of AFL reported a 33% success rate with pulmonary vein isolation alone. The authors of this study suggested that those patients with a history of AFL may need additional lesions in addition to isolation of pulmonary veins to manage their AF. We believe this was an important study as we believe our cryoablation system, if approved for the treatment of AF, will be able to both isolate the pulmonary veins and create the additional lesions that may help AF patients with a history of AFL. We are conducting ongoing clinical trials to demonstrate the effectiveness of our cryoablation system.

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

Our Strategy

Our goal is to be a leading provider of minimally invasive, catheter-based treatments for the more complex arrhythmias, AF and AFL. The key elements of our strategy include:

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

•

Leveraging the influence of opinion leaders and major medical centers to accelerate adoption and market acceptance of our cryoablation system. We intend to utilize the support of leading electrophysiologists to emphasize the merits of our cryoablation system as a treatment for AF and AFL to their peers and other members of the clinical community. We also intend to continue collaborating with leading medical centers to educate physicians about the use of our cryoablation system. We plan to use the centers to establish best practices and develop certification programs for these physicians. We also expect to support small, focused, physician-sponsored studies, such as physician preference studies and post-market analyses, to expand the clinical data available regarding the safety and effectiveness of our cryoablation system. Medical technologies are often broadly adopted first by leading United States medical centers, and then more extensively by European centers.

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

•

Expanding and protecting our intellectual property position. We believe that our intellectual property position will assist us in maintaining our competitive position in cardiac cryoablation. We are involved in litigation with CryoCath, both in the United States and Canada, and are pursuing other legal actions against CryoCath. We intend to continue to focus and expand our broad portfolio of owned or licensed United States and international patents and patent applications to protect the design and use of our products, principally in the areas of cryoablation and the treatment of arrhythmias.

CryoCor Cardiac Cryoablation System

Our cryoablation system consists of our Model 2020 Console, including its CryoArm Pre-Cooler and our disposable CryoBlator catheters. We also offer introducer sheaths to facilitate catheter placement in the atria for both AF and AFL ablation procedures. Our cryoablation system’s components are designed to provide simple set up and minimize procedure time. Our cryoablation system utilizes proprietary technology embedded in the console, the pre-cooler and the disposable catheters that allows it to generate, deliver and transfer high levels of cryoenergy enabling selectively large lesions and shorter procedure times. We believe these advantages provide better therapeutic efficacy and a greater ability to treat more complex arrhythmias such as AF and AFL than competing cryoablation technologies.

Our cryoablation system operates by boiling, liquid nitrous oxide in the tip of the catheter under carefully controlled conditions. This results in stable catheter tip temperatures of approximately -90º Celsius. Our cryoablation system uses a microprocessor-controlled, two-stage process to control the flow and boiling of the nitrous oxide. In the first cooling stage, gaseous nitrous oxide is delivered from the console to the pre-cooler. The pre-cooler reduces the nitrous oxide temperature to approximately -35º Celsius, converting the nitrous oxide from a gas to a liquid. After the liquid nitrous oxide is delivered to the catheter’s tip, the second cooling stage occurs as the liquid nitrous oxide boils, converting back into a gas. Our console dynamically adjusts the refrigeration power to changes in heat load associated with blood flow and the tissue that is in contact with the catheter tip.

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

Disposables

CryoBlator Disposable Catheters. Our CryoBlator family of disposable catheters are 10-French, or approximately 3.3 millimeters, in diameter, providing sufficient internal dimensions in order to rapidly deliver and remove the volumes of nitrous oxide required to produce and sustain extremely low temperatures at the catheter tip. Our 10-French catheters have flow capacity that is 46% greater than that of a 9-French catheter and 400% greater than that of a 7-French catheter. We believe this greater flow capacity permits our cryoablation system to process substantially greater volumes of nitrous oxide than other competing cryoablation systems. There are six catheters in the CryoBlator family, which consists of catheters with available tip reaches of five centimeters or seven centimeters and three electrode tip sizes of 6.5 millimeters, 10 millimeters, or 15 millimeters. Two of our catheters are currently approved for the treatment of AFL and being tested in clinical trials in the United States for the treatment of AF. The “reach” of the various catheter tips provides the physician with the ability to manipulate the catheter effectively, taking into account individual anatomic variations. Our different catheter tip sizes enable the physician to create appropriate-sized lesions. Our catheters are similar to conventional electrophysiology catheters and include a standard handle that enables physicians to remotely manipulate the tip of the catheter through 180º and position it within the heart.

Model 3110 and 3130 Sheath Dilators. Our sheath dilators are long, plastic tubular devices that enable the catheter to enter the body and be delivered into the heart. Our sheath dilators have received 510(k) marketing clearance by the FDA and are CE marked in Europe.

Quantum Catheter

We are currently developing our next generation disposable catheter, the Quantum catheter, which we envision will enable physicians to create large lesions in both linear and curvilinear shapes, thereby reducing the total number of lesions required in an AF ablation procedure. Our Quantum catheter is being designed to permit delivery of therapeutic cryoenergy pursuant to an anatomically oriented pattern rather than relying on complex cardiac electrical activity mapping to position the catheter. We believe that this reduction in the number of lesions may reduce the average time for an AF cryoablation procedure. We also believe that Quantum may be used in AF ablation procedures combining RF and cryoablation where cryoablation is performed in regions of the heart where heat-based ablation presents an unreasonable risk. We have performed substantial research in our laboratories and have successfully completed several animal studies of the Quantum catheter. We are completing design validation testing and have begun discussions with various regulatory agencies and intend to begin clinical use by the middle of 2008.

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

AF Cryoablation Procedure

AF is often initiated by electrical activity resulting from abnormal tissue in and around the four pulmonary veins. One ablation procedure often performed in AF patients is referred to as pulmonary vein isolation, or PVI. During PVI procedures, the catheter is guided through the right atrium, across the septum, and into the left atrium. Multiple lesions are created in the left atrium near the pulmonary veins to electrically isolate one or more of the veins from the left atrium. PVI is used to stop the initiation of AF episodes by preventing the abnormal electrical activity emanating from the pulmonary vein from reaching the atrial tissue. Some clinicians have modified the PVI approach in a procedure referred to as anatomic ablation, which was developed in part to mimic the Cox-MAZE procedure and also to avoid the complication of pulmonary vein stenosis that has been associated with RF-based PVI. This procedure is completed using ablation lesions in a fixed anatomic pattern, often using a sophisticated mapping system that shows the location of the lesions in reference to the anatomy of the heart. Both anatomic ablation and PVI techniques have been performed with our cryoablation system.

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

Clinical Status in the United States

In August 2007, we received approval of our application for premarket approval, or PMA, from the United States Food and Drug Administration, or FDA, for the treatment of AFL with our CryoCor Cardiac Cryoablation System, or cryoablation system. We are in the process of building our sales and marketing capabilities, and have recently hired a Vice President of Sales and Marketing and several sales representatives. Our first commercial sales of our cryoablation catheters for the treatment of AFL in the United States occurred in the fourth quarter of 2007 and we have shipped a limited number of cryoablation catheters and consoles to new commercial sites. To date, our commercial efforts have been focused on converting our clinical trial sites to begin doing commercial cases, and seeking new commercial sites that have either never used cryoablation at all, or that have not used CryoCor’s cryoablation system and are interested in evaluating our system. We do not expect that we will generate a significant level of revenues until we expand our installed base of consoles and we are approved for the treatment of AF, if at all. There can be no assurance that we will receive PMA approval for the treatment of AF or that we will ever generate a significant level of revenues.

AF-02 Pivotal Trial

Our AF-02 pivotal trial is a prospective, randomized, controlled multi-center trial to evaluate the safety and effectiveness of our cryoablation system in treating AF. The primary safety endpoint as defined in the protocol is the occurrence of serious adverse events, or SAEs, during the 12-month period following the cryoablation procedure, when compared to the medical management group. The protocol also specifies a secondary safety endpoint as the occurrence of pulmonary vein, or PV, stenosis. The protocol defines the primary efficacy endpoint as the recurrence of symptomatic AF between three months and 12 months following cryoablation. There can be no assurance that the trial will be adequate to support marketing approval for this indication.

We completed enrollment of all patients in the third quarter of 2007 and we believe we are the first company to complete enrollment in a pivotal trial using a medical device for the treatment of atrial fibrillation. We are currently collecting the safety and effectiveness data that will be required for our PMA submission, and we anticipate that the majority of data will be collected by the third quarter of 2008 and that we will be able to submit our PMA. We will continue to collect data on patients even beyond our PMA submission date, as some patients may have had a second ablation treatment, or have had their initial ablation treatment after failing the drug therapy arm, and under our protocol, we will collect this information.

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

We are aware of two other companies, CryoCath and Johnson & Johnson, or J&J, which are conducting pivotal trials for the treatment of AF. In Q4 2007, J&J publicly announced that they had completed the enrollment of their pivotal trial, but have not announced when they will be filing a PMA. As of February 2008, CryoCath announced they were nearing completion of their pivotal trial, which they expect to complete enrolling in the second quarter of 2008. Based on when we completed enrollment in our pivotal study, we believe we will be the first company, or one of the first companies, to file a PMA for the treatment of AF with the FDA, and we expect to file our PMA in the second half of 2008. However, there can be no assurance that the data that we collect will be sufficient for the FDA to decide to approve our PMA for the treatment of AF.

Sales and Marketing

In the United States, we have hired a small number of sales personnel to market our cryoablation system for the treatment of AFL. Due to our limited cash resources, we do not plan to broadly commercialize our product for the treatment of AFL until our financial condition has improved. Once we begin broadly commercializing our cryoablation system, we intend to focus on the segment of the 2,000 electrophysiologists currently performing the highest volume RF based cardiac tissue ablation procedures. According to Verispan, in 2001, 300 medical centers performed 80% of all cardiac ablation procedures in the United States. We believe that a focused sales force of approximately 20 professionals would service these customers and cover much of the potential market for our cryoablation system in the United States. We will begin expanding our sales force once we are closer to possibly receiving FDA approval for the treatment of AF. In support of these efforts, we intend to build patient awareness through direct-to-consumer marketing for AF and AFL. We also expect to support smaller, more focused physician-sponsored studies, such as physician preference studies and post-market analyses to expand the clinical data available regarding the safety and efficacy of our cryoablation system.

Outside of the United States, we may expand our current network of distributors if we receive approval for AF. However, we do not currently intend to sign any additional distribution agreements for distribution of our cryoablation system in Europe. In 2006, we closed our German operation, CryoCor GmbH, and began selling our products exclusively through distributors. We currently sell our cryoablation system through distributors in the United Kingdom and Italy. Our current agreement with our distributors will continue until January 1, 2009 at which time it may be renewed for additional one year periods.

Competition

The medical device industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products, designs and processes. Any products that we commercialize will be subject to intense competition. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified engineers and management personnel, establishing clinical trial sites and patient participation in clinical trials, as well as acquiring technology and technology licenses complementary to our programs or advantageous to our business.

There are a number of companies developing or marketing medical devices for the treatment of AFL and AF that are directly competitive with our product candidates. CryoCath Technologies has developed a minimally invasive, catheter-based system that uses cryoenergy to treat cardiac arrhythmias. In the United States, CryoCath has obtained marketing approval for its catheter-based cryoablation treatment of AVNRT and 510(k) clearance for its surgical probe for soft-tissue ablation. In Europe, CryoCath has obtained the CE Mark for its catheter-based products for the treatment of supraventricular tachycardias, or SVTs. CryoCath has begun enrolling a pivotal trial in the United States for its catheter-based treatment of AF. We are not aware of any other competitors conducting clinical trials that utilize cryoenergy as their energy source for a minimally invasive catheter-based system for cardiac tissue ablation. We are currently involved in a series of complex intellectual property legal actions against CryoCath. These actions include offensive patent infringement actions we have brought in district courts in Delaware and Canada, an interference proceeding requested by us and declared by the United States Patent and Trademark Office, a defensive patent infringement action filed against us in the district court of Delaware, and a complaint we have brought before the United States International Trade Commission. The initial phases of these actions will take anywhere from one to three years to conclude and will be costly for us to prosecute. There can be no assurance that we will prevail in any or all of these actions.

St. Jude Medical has been actively investing in or acquiring companies that are developing treatments and/or diagnostic tools for AF. Acquisitions over the last several years include Epicor Medical, Irvine Biomedical, and Endocardial Solutions. Other medical device manufacturers and potential competitors include Johnson & Johnson and Boston Scientific, who have developed RF catheters that we believe are being used for the off-label treatment of AF. In addition, Johnson & Johnson is conducting a randomized trial to evaluate the safety and effectiveness of its cooled-RF catheter for the treatment of atrial fibrillation. Finally, a number of companies, including Medtronic, AtriCure, Boston Scientific and Guidant, which acquired AFx in 2004, have developed surgical probes for the treatment of AF.

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

Manufacturing

Our San Diego facility provides space for our console manufacturing operations, sterile products manufacturing, packaging, storage and shipping, as well as for our research and development labs and general administrative facilities. We believe that our manufacturing facilities will be sufficient to meet our manufacturing needs for the foreseeable future. If we receive approval for the treatment of AF using our cryoablation system, we may have to increase our staffing levels to provide greater manufacturing capabilities to support a commercial launch in the United States. We may never receive approval for the treatment of AF using our cryoablation system.

We believe our manufacturing operations are in compliance with regulations mandated by the FDA and the European Union. We have previously been inspected by the Food and Drug branch of the California Department of Health Services. We have been FDA-registered since March 2004 and a California-licensed medical device manufacturer since May 2001. We obtained our CE Mark in March 2002, and our facility is ISO 13485 certified. In September 2005, we were inspected by the FDA in conjunction with our PMA filing for AFL. The FDA had several findings as a result of their inspection, and we have responded to these findings, and the inspection has been completed. In connection with our CE mark approval and compliance with European quality standards, our facility was originally inspected in November 2001 and, in January 2006, was certified to be in compliance with ISO 13485.

Our sterile products, which are our CryoBlator catheters and our sheaths, are manufactured in a controlled environment in our San Diego facility that provides for protection of the products from contamination. Our catheter production group consists of six skilled employees and can produce approximately 3,250 catheters per year and our console manufacturing group can produce up to 48 consoles per year. We believe these production levels are sufficient to support our initial commercial activity, but we will have to hire additional personnel if we receive approval for the treatment of AF.

There are a number of critical components and sub-assemblies in the sterile products and the console. The vendors for these materials are qualified through stringent initial evaluation and monitoring of their performance over time. We audit our critical component manufacturers on a regular basis and at varied intervals based on the nature and complexity of the components they provide and the risks associated with the components’ failure.

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

Third Party Reimbursement

Medicare, Medicaid and Other Third Party Reimbursement

Healthcare providers that purchase medical devices generally rely on third party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of products. We are currently selling our cryoablation system to hospitals, medical centers and clinics that receive reimbursement from these third party payers. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payers. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the product is furnished and utilized.

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

Research and Development

Our research and development team consists of ten people at December 31, 2007 and focuses on product line extensions and improvements to our existing product line. We are working on enhancements to our products to shorten procedure times, increase ease-of-use, and improve patient outcomes. For example, we are developing our next-generation catheter, the Quantum catheter, with the goal of reducing cryoablation procedure times. We have historically spent a significant portion of our capital resources on research and development; we incurred $7.4 million in 2007, $5.8 million in 2006 and $7.5 million in 2005, on research and development.

Intellectual Property

We are currently involved in a series of complex intellectual property legal actions against CryoCath Technologies Inc., or CryoCath, our only cryoablation competitor that has a cryoablation product approved for sale in the United States. These actions include offensive patent infringement actions we have brought in district courts in Delaware and Canada, an interference proceeding requested by us and declared by the United States Patent and Trademark Office, a defensive patent infringement action filed against us in the district court of Delaware, and a complaint we have brought before the United States International Trade Commission. The initial phases of these actions will take anywhere from one to three years to conclude and will be costly for us to prosecute. There can be no assurance that we will prevail in any or all of these actions.

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

As of March 1, 2008, we held 18 United States patents and have a number of pending United States patent applications and foreign patent applications in jurisdictions such as Australia, Canada and Europe. The 18 issued United States patents we own expire between 2020 and 2025.

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

CryoArm Pre-Cooler

We own or have licensed a number of patents and patent applications covering various pre-cooler designs and pre-cooling concepts which enable the delivery of efficient cooling power to the tip of a catheter.

CryoBlator Disposable Catheters

We have filed patent applications to cover various heat transfer element designs, methods for selecting capillary tube design dimensions to enhance cryocatheter performance, and designs that enable the articulation of catheters into various shapes without compromising the refrigerant flow therein.

Model 3110 and 3130 Sheath Dilators

We have filed a patent application on a device to minimize the introduction of air into a patient during insertion of a catheter which includes a flexible sheath and an air trap. Certain patents we have under the AMS license (now American Medical Systems) also cover sheaths including heat-transfer tips.

Other

We either own or have licensed additional patents or patent applications which cover technologies such as refrigerants which enable catheter tip temperatures below -90° Celsius, and the use of a balloon to position and anchor a catheter’s heat transfer element. Finally, we have filed applications to cover catheters with elongated heat transfer elements and designs which enable the articulation of such catheters.

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

In 2004, we requested that the USPTO institute interference proceedings between two patents owned by CryoCath Technologies and two of our CryoGen-licensed applications relating to certain primary and pre-cooling refrigeration system designs. In January 2008, the USPTO determined that one of our applications claimed rights to the same technology claimed by CryoCath, and declared an interference in which we were named the senior party. The purpose of the interference proceedings is to determine which company was the first to invent, and therefore has the rights to, the interfering subject matter. As the senior party, we are the presumed inventor of the technology and the burden of proof is placed on CryoCath to demonstrate an earlier date of invention. We believe we have an earlier date of invention, however, if we are not successful in these proceedings, we could fail to gain rights to certain patent claims.

In October 2007, CryoCath asserted a number of their patents covering both catheter and console technologies against us in the District Court of Delaware. We anticipate that this action will take between two and three years to resolve and that it will be costly for us to defend our position. We believe that the development and marketing of our cryoablation system for the treatment of AFL and AF does not infringe any valid and enforceable claim of the asserted CryoCath United States patents and, in certain circumstances, we have obtained written opinions from outside patent counsel regarding the invalidity of a number of CryoCath’s patents and/or their non-infringement by our cryoablation system. There can be no assurance, however, that we will successfully defend the actions initiated by CryoCath and, if we are found to infringe any of their valid patents, it would materially harm our business.

In January 2008, we brought patent infringement actions against CryoCath, asserting a number of our CryoGen-licensed patents covering both catheter and console technologies. We initially asserted our patents in district courts in Delaware and Canada, and have subsequently asked the United States International Trade Commission, or ITC, to investigate CryoCath for illegal importation of products that infringe our intellectual property. We believe these combined actions may be an effective method of defending our intellectual property portfolio. The ITC action, in particular, is important because a successful action may block CryoCath’s importation of infringing products into the United States. In 2008, in response to our action, CryoCath countersued in the District Court of Delaware, adding claims against us including infringement of an additional patent, anti-trust, and unfair competition claims. We do not believe these additional claims have merit, but we will be required to defend against this countersuit, and, if CryoCath is successful with any of these claims, it would materially harm our business.

The cost of defending and enforcing our patent rights against CryoCath has been significant, and our defensive or enforcement actions could cause us to incur significant additional costs. The time demands associated with defending or enforcing our patents rights in these actions have and will continue to interfere with our normal operations. In addition, our patents, or those licensed to us, if they are invalidated or circumvented, would not permit us to stop competitors from marketing our product, and any such invalidating or circumvention would materially harm our business.

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

We are aware of numerous patents issued to third parties in areas of technology related to our cryoablation system. Owners and/or licensees of these patents may assert that the manufacture, use or sale of the current or future versions of our cryoablation system infringe one or more claims of their patents. Some of the patents that may pose a material litigation risk to us (in addition to CryoCath), and some of the owners of such patents, are described below. The fact that we describe certain patents and patent owners below does not mean that we consider such patents to be valid, enforceable or infringed by any of our products or product candidates or that any party having rights under one or more of such patents intends to sue us for patent infringement.

We are aware of certain United States patents owned or licensed by Johnson & Johnson or the Regents of the University of California that encompass devices and methods for treating arrhythmias using circumferential ablation. We believe that the development and marketing of our cryoablation system for the treatment of AFL and AF will not infringe any valid and enforceable claim of any of these United States patents.

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

Consequences of Infringement

Based on the litigious nature of the medical device industry and the fact that we may pose a competitive threat to some companies who own or control various patents, we believe that as we proceed to commercialization in the United States, there is a significant risk that one or more third parties will assert a patent infringement claim against the manufacture, use or sale of our cryoablation system. For example, in 2007 and 2008, CryoCath has asserted that we infringe a number of their United States patents, and there may be other lawsuits that have already been filed against us without our knowledge. In CryoCath’s lawsuit, they are seeking to prevent us from commercializing our cryoablation system or seeking to enjoin us from selling it, and are seeking damages from us. The CryoCath litigation actions have been, and we anticipate that they will continue to be, expensive for us to defend. Investors should consider the possibility of additional patent infringement suits a significant risk. If any such patent is successfully asserted against us, it would materially and adversely affect our business.

If any of CryoCath’s patents, or any patent held by a third party is ultimately determined to contain one or more valid claims that we infringe, we may, among other things, be required to:

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

In addition, the CryoCath litigation has been, and any additional patent infringement litigation will be, even if the allegations are without merit, expensive, time-consuming and will divert management’s attention from our core business.

If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining approval. Further, any such redesigns may result in less effective and/or less commercially desirable products.

Additionally, we expect our ongoing legal actions against CryoCath to result in negative publicity about us or our cryoablation system, and may injure our relations with our current and prospective customers. Additionally, these actions may cause delays in commercialization or shipment of our cryoablation system.

Employees and Consultants

As of December 31, 2007, we had 50 full-time employees and one part-time employee, all of whom are employed at-will. Of these employees, 10 are engaged in research and development, 11 in manufacturing, 18 in clinical, regulatory affairs and quality assurance, four in sales and marketing, and eight in administration, finance, management, information systems, corporate development and human resources. Two of our employees have a Ph.D. degree and/or an M.D. degree and are engaged in activities relating to clinical and regulatory areas and executive management. None of our employees is subject to a collective bargaining agreement. We believe our relations with our employees are good.

In February 2008, we amended our employment agreement with our Chief Medical Officer, or CMO. Our CMO is currently on a leave of absence for personal reasons, and under the amended employment agreement, she can elect to terminate her employment with us for any reason between April 30, 2008 and May 31, 2008, and will be entitled to the severance benefits provided for in her existing employment agreement. We do not know if she will elect to terminate her employment with us, however, we are making arrangements to be able to complete our regulatory and clinical objectives in the event that she elects to terminate her employment.

We have entered into an agreement with TriNet Employer Group, Inc., a professional employer organization, under which TriNet provides payroll and employee benefit services and acts as a co-employer of our employees.

MANAGEMENT

Executive Officers, Directors and Other Key Employees

The following table sets forth our current directors, executive officers and other key employees and their ages as of March 1, 2008:

Name	Age	Position(s)
Executive Officers and Directors
Edward F. Brennan, Ph.D.	56	President and Chief Executive Officer and Director
Gregory J. Tibbitts	40	Vice President, Finance and Chief Financial Officer
Helen S. Barold, M.D., MPH, FACC, FHRS	42	Chief Medical Officer
David J. Cooney(1)(2)	38	Director
Jerry C. Griffin, M.D.(1)(3)	63	Director
J. Mark Hattendorf(1)	57	Director
Arda M. Minocherhomjee, Ph.D.(2)	54	Director
Kurt C. Wheeler(2)(3)	55	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers and Directors

Edward F. Brennan, Ph.D. has served as our Chief Operating Officer since January 2005, our President since March 2005 and our Chief Executive Officer and a member of our board of directors since March 2006. During 2004, Dr. Brennan consulted for various technology companies. From January 2001 to December 2003, Dr. Brennan was Managing Director for Perennial Ventures, a venture fund focused on early-stage investing in technology companies. From January 2000 to December 2000, Dr. Brennan served as Vice President of Tredegar Investments, a venture capital investment company. Dr. Brennan was also Executive Vice President for CardioGenesis Corp., a medical device company, from June 1995 to December 1999, where he was responsible for domestic and international clinical programs, regulatory affairs, quality systems and scientific research activities. He was the Chairman of Hemosense, Inc. until November 2007 when the company was sold to Inverness Medical Innovations. He serves on the Board of Directors of Kilroy Realty Inc., and serves or has served on the boards of a number of privately-held technology companies. He also serves on the board of trustees of the San Francisco Waldorf School. Dr. Brennan received a B.A. in Chemistry and Biology and a Ph.D. in Biology from the University of California, Santa Cruz.

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

J. Mark Hattendorf has been a member of our board of directors since July 2006. Mr. Hattendorf has over 30 years of experience in accounting, finance and business management, including as the senior financial officer for a number of publicly and privately-held companies. From April 2005 to October 2006, Mr. Hattendorf was Chief Financial Officer of EWI Holdings, a software company in San Diego. From July 2001 to April 2005, and from October 2006 to the present he has been an independent financial and business consultant advising clients on acquisitions and due diligence, negotiation strategies and financing strategies. He has experience serving on the board of directors of publicly-held and not-for-profit entities. Mr. Hattendorf began his career with KPMG’s predecessor firm, Peat Marwick Mitchell & Co. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and an MBA in Finance from Loyola Marymount University in Los Angeles, California.

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

Kurt C. Wheeler is our Chairman and has been a member of our Board of Directors since September 2000. Mr. Wheeler is a Managing Director at Clarus Ventures LLC, a company he co-founded in 2005. Since 1999, Mr. Wheeler has been a General Partner of MPM Bioventures II-III funds. He currently serves on the board of directors of two publicly-held companies, Alsius, Inc. and Somaxon Pharmaceuticals. In addition, Mr. Wheeler serves on the boards of a number of privately held life science companies. He holds a degree from Brigham Young University and an M.B.A. from Northwestern University, where he serves on the Kellogg Alumni Advisory Board.

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

Going Concern—See “Going Concern” in Note 1 of Notes to Financial Statements and page 27 of this Risk Factors section, in which we discuss the need to obtain additional financing in 2008.

We will need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs or product development programs.

We will need to raise substantial additional capital to:

•

enforce our proprietary rights in connection with our litigation actions involving CryoCath, including the interference request we filed with the USPTO, the offensive legal actions in Delaware and Canada and the investigation pursued by the ITC;

•	increase our product commercialization activities in the United States;

•	fund our operations and clinical trials;

•	continue our research and development; and

•

defend, in litigation or otherwise, any claims that we infringe third party patents or other intellectual property rights or have otherwise engaged in anticompetitive behavior, including in connection with our litigation with CryoCath.

We believe that our cash, cash equivalents and short-term investment balances including the expected collection of the remaining $4.0 million from the BSC collaboration will be sufficient to meet our anticipated cash requirements until the fourth quarter of 2008. However, our future funding requirements will depend on many factors, including but not limited to:

•

the costs of filing, prosecuting, and maintaining our owned and licensed patent applications and patents, and defending and enforcing these patents and other intellectual property rights, including in connection with our litigation with CryoCath;

•	the commercial acceptance of our product in the United States, including after we initiate sales efforts targeting AF, if ever;

•	the costs of establishing sales, marketing and distribution capabilities;

•	our ability to obtain FDA approval for AF or other regulatory approvals for our products;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including participation in FDA advisory panel meetings and performing any required additional studies or trials;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support marketing approval for the desired indications;

•	the extent and level of reimbursement for cryoablation for various indications;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Until we can generate sufficient product revenue, which may never occur, we expect to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants, and we may not meet the conditions required to access the additional funding under our existing credit facility. Examples of such restrictive covenants, all of which we are subject to under our current loan agreement, include limitations on our ability to incur additional debt or liens on any of our assets, dispose of our property, make dividend payments or distributions to our stockholders or enter into transactions that would result in a change in control of us. Additionally, pursuant to the terms of our current loan agreement, we are subject to a material adverse change clause, which permits the holder of the note to call the balance if a material adverse change occurs. A material adverse change is defined as, (i) a material impairment in the perfection or priority of lenders’ lien in the collateral or in the value of such collateral; (ii) a material adverse change in our business, operations, or condition (financial or otherwise); or (iii) a material impairment of the prospect of repayment of any portion of the obligations. Therefore, if we become insolvent and are not able to pay our debts, our lenders have the ability to seize our remaining cash earlier than the scheduled repayment, which could force us to cease operations. The terms of any additional debt or equity financing may not be favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. The legal actions that we are undertaking with CryoCath are anticipated to be very expensive, and will take between one to three years to be resolved. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our clinical or product development programs or commercialization efforts, which may harm our business, financial condition, results of operations and future growth prospects.

We may not be able to continue as a going concern or fund our existing capital needs.

As more fully described in Note 1 of the Notes to Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. There is substantial doubt as to whether we will be able to continue as a going concern beyond 2008 without access to additional working capital. There can be no assurance that we will be able to obtain additional funds during 2008 on satisfactory terms, or at all. If we cannot obtain sufficient additional financing in the short-term, we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions. Based upon the foregoing, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty in our ability to continue as a going concern.

The litigation with CryoCath is very complex and is being pursued in several actions. It will be very expensive to prosecute and will take years to resolve. If we are not successful in our actions, it may prevent us from being able to continue our operations.

The legal actions with CryoCath include our defense of claims by CryoCath that we infringe patents held by them. Although we do not believe we infringe any valid and enforceable claim of the CryoCath patents, we will have to spend significant time and financial resources in our defense of this lawsuit. This lawsuit will be tried before a jury in the district courts of Delaware and there can be no assurance that we will be able to obtain the financial resources necessary to defend our position, or that we will be able to convince a jury that we do not infringe the CryoCath patents. If we are not successful, it would materially harm our business and may require that we cease our operations.

Our legal actions against CryoCath also include four actions that we have initiated against CryoCath, each of which will be expensive to prosecute and that will require that we demonstrate that CryoCath infringes one or more of our valid and enforceable claims, and to establish ownership of certain claims. We will need to obtain additional financial resources to be able to prosecute these legal actions, and the financial resources that we require will be significant relative to our existing cash. If we are not able to obtain the additional financial resources needed, then we will be required to discontinue our legal actions, which may weaken the perceived or real value of our patent portfolio. Additionally, if we are not successful in any of our legal actions against CryoCath, we believe it will hinder our ability to compete with CryoCath in the commercial marketplace. Our legal actions against CryoCath have also caused, and we expect will continue to cause, a significant diversion of our management’s time and attention away from our business and operations.

We have a limited operating history, have a history of operating losses, expect to continue to incur losses and may never become profitable.

We have a limited operating history and have only recently received approval from the FDA to commercialize our product in the United States for the treatment of AFL. Even though we have received approval to commercialize our product for the treatment of AFL, we have only hired a limited number of sales and marketing personnel, and do not intend to make the capital expenditures necessary to broadly commercialize our cryoablation system unless we are able to raise additional financing on satisfactory terms. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF and our product candidates may require additional development, clinical trials, regulatory clearances or approvals by the FDA if they are to be commercially accepted. There can be no assurance that we will be able to raise the additional capital needed to broadly commercialize our system for the treatment of AFL, and we may never broadly commercialize our system for the treatment of AFL.

As of December 31, 2007, we had an accumulated deficit of $100.8 million. We have incurred net losses in each year since our inception in August 2000, including net losses of $15.8 million, $15.1 million and $17.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital. Because of the risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We expect that our primary expenses for the next 24 months will be costs for pursuing our legal actions against CryoCath, completing our clinical trial for AF, costs associated with preparing our PMA for AF, other costs associated with new product development, costs associated with our intellectual property strategy, and costs associated with our post-market registry studies for AFL. If we are able to secure additional financing, we expect that we would also incur increased costs for commercializing our product in the United States for the treatment of AFL. We expect that our general and administrative and legal costs will continue to increase due to the additional operational and regulatory burdens applicable to public companies. If we receive FDA marketing approval of our cryoablation system for AF and we are able to secure additional financing, we expect to incur significantly increased sales, marketing, manufacturing, and compliance expenses. We do not currently have the required approval to market our cryoablation system in the United States for the treatment of AF and we may not receive this approval. We may not become profitable even if we obtain FDA approval for AF and succeed in commercializing our cryoablation system in the United States. As a result, we cannot be sure when we will become profitable, if at all.

We may need to engage in costly patent litigation against our competitors, which may harm our business, financial condition, results of operations and cash flow.

The medical device industry is characterized by a large number of patents, patent filings and frequent litigation based on allegations of patent infringement. For example, on October 18, 2007, CryoCath initiated legal proceedings against us in the United States District Court in Delaware, seeking a declaration that our cryoablation system infringes a number of CryoCath’s United States issued patents. Additionally, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that we compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Based on the litigious nature of the medical device industry and the fact that we may pose a competitive threat to some companies who own or control various patents, we believe that as we begin to engage in and continue on with commercialization activities in the United States, there is a significant risk that one or more third parties, in addition to CryoCath, will assert a patent infringement claim, as CryoCath already has, against the manufacture, use or sale of our cryoablation system. The CryoCath lawsuit seeks damages from CryoCor and an injunction that would prevent us from selling our cryoablation system; this will be expensive to defend. Any other similar lawsuit could also seek to prevent us from commercializing our cryoablation system or enjoin us from selling it, may seek damages from us, and would likely be expensive for us to defend against. We cannot predict if or when any third party patent holder, in addition to CryoCath, will file suit for patent infringement. We can provide no assurance as to the outcome of the CryoCath litigation.

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

In addition, if third parties file patent applications or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the USPTO or in other proceedings outside the United States, including oppositions, to determine priority of invention or patentability. For example, we have filed requests with the USPTO seeking to invoke an interference proceeding involving certain patents owned by CryoCath. In January 2008, the USPTO determined that one of our applications claimed rights to the same technology claimed by CryoCath, and declared an interference in which we were named the senior party. If we are not successful in this proceeding, this proceeding could result in us failing to gain rights to certain patent claims. Even if we are successful, we may incur substantial costs and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.

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

Under our development and license agreement with BSC, we are responsible for modifying our existing cryoablation console to meet certain technical specifications of BSC. Even if we are able to make the requested modifications which meet the required technical specifications, it is possible that BSC may determine, in its sole judgment, that it does not wish to continue under the development and license agreement, which would mean that we would not receive any additional milestone payments or equity investments. A decision by BSC to discontinue the development and license agreement would harm our business. Additionally, even if we are successful in modifying our cryoablation console to meet BSC’s technical specifications, and we receive all payments as required under the development and license agreement and common stock purchase agreement, there can be no assurance that our decision to collaborate with BSC will result in any future royalty payments, and there can be no assurance that we will receive any other benefits, commercial or financial, under our development and license agreement with BSC.

We are dependent on the success of our cryoablation system, which to date has only been approved by the FDA for the treatment of AFL in the United States. If we are unable to achieve our product development goals, gain FDA approval to commercialize our cryoablation system in the United States for the treatment of AF, or experience significant delays in doing so, our stock price may decline and we may be forced to cease operations.

We have expended significant time, money and effort in the development of our cryoablation system, which to date has only received FDA approval for the treatment of AFL. Our cryoablation system is still in clinical evaluation for the treatment of AF, has not yet received FDA approval for the treatment of AF and may never be commercialized in the United States for the treatment of AF. We do not anticipate engaging in significant commercialization activities, or generating significant product revenues, until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. In our public announcements, we have provided estimates for the timing of the accomplishment of various clinical, regulatory and other product development goals relating to our cryoablation system, which we sometimes refer to as milestones. These milestones include the submission of data from our clinical trials to the FDA, the timing of FDA approval for our cryoablation system and other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and we may never achieve some or all of these milestones. For example, in January 2006, the FDA informed us that our PMA for the treatment of AFL was not approvable based on the data we had submitted. In response, we amended our PMA based upon a different analysis of chronic effectiveness, and the FDA has recently decided to approve our PMA for the treatment of AFL. If we do not meet our estimated milestones as publicly disclosed for AF, our business may be harmed and our stock price may decline. Additionally, our CMO, is currently on a leave of absence for personal reasons, and under her amended employment agreement, she can elect to terminate her employment with us for any reason between April 30, 2008 and May 31, 2008. Although we are making arrangements to be able to complete our regulatory and clinical initiatives, if she decides to terminate her employment with us, it may impact the timing of our PMA for the treatment of AF. If our cryoablation system is not approved by the FDA for the treatment of AF, or if our cryoablation system is not commercially accepted for the treatment of AFL or AF, we may be forced to cease operations.

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

As a condition to the approval of our PMA for the treatment of AFL, the FDA is requiring us to conduct a registry study of patients treated for AFL with our cryoablation system, and of patients treated with radiofrequency catheters that are approved for the treatment of AFL. If we have difficulty completing the registry study, or if the FDA believes that the safety and effectiveness results for patients treated with our cryoablation system are not good, then the FDA could rescind the approval of our device for the treatment of AFL.

As a condition of FDA approval for marketing of our cryoablation system for the treatment of AFL, we agreed to conduct a registry study of patients treated for AFL with our cryoablation system, and to include as part of the registry study patients treated for AFL with competing radiofrequency devices approved for the treatment of AFL. The FDA could determine that the results we obtain of patients treated with cryoablation do not justify continuing to make our product available for commercialization in the United States, and they could rescind our approval for the treatment of AFL. Additionally, although we intend to begin the registry study in the second half of 2008 and will seek to complete the enrollment as soon as possible, we may not be able to find patients who agree to join our registry study and it is possible that the FDA could believe that we are not actively working to complete the registry study and rescind our approval for the treatment of AFL on that basis until additional data is collected. If the FDA chooses to rescind the approval of our product for the treatment of AFL, our business would be materially harmed and our stock price would likely decline substantially, and we may not be able to reinstate our ability to commercialize our product in the United States for the treatment of AFL.

If the data from our AF clinical trial does not demonstrate the safety and effectiveness of our cryoablation system to the FDA’s satisfaction, we will not receive FDA approval to market our cryoablation system in the United States for the treatment of AF.

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

The completion of our pivotal trial for AF may be delayed or terminated for many reasons, including, but not limited to:

•	the departure of our Chief Medical Officer, if she elects to terminate her employment with us before we file our PMA;

•	the FDA places our pivotal trial on hold;

•	insufficient capital to fund the pivotal trial;

•	lack of availability of the catheters used in the pivotal trial;

•	recalls of the catheters used in the pivotal trial;

•	subjects are not followed-up at the rate we currently expect;

•	subjects experience an unacceptable rate or severity of adverse side effects;

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

•	the reimbursement by governmental and other third party payers changes;

•	one or more of the IRBs for our clinical trial sites suspends or terminates our trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of our trial;

•	one or more of our clinical investigators withdraws from our trial or deviates from our approved protocol; or

•	third parties, investigators and contract laboratories conducting our pivotal trial do not perform as contractually required or expected.

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

The PVI procedure when performed with radiofrequency ablation has been associated with stroke and pulmonary vein stenosis, a narrowing of the pulmonary vein that can have serious adverse health implications. Radiofrequency ablation and other heat based ablation technologies used for AF ablation have been associated with risks such as the formation of atrial esophageal fistulas, or channels, between the heart and the esophagus. Although we believe that cryoablation reduces this risk as compared to heat-based ablation, we and the medical community do not have a complete understanding of the presentation and progression of these complications. If patients have strokes, develop significant pulmonary vein stenosis, atrio-esophageal fistulas, or other unanticipated adverse effects in our pivotal AF trial, the FDA could deny approval to market our cryoablation system, which could harm our business, financial condition, results of operations and growth prospects.

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

We attempt to protect our intellectual property position by filing United States patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also protect our intellectual property position by pursuing infringement actions against other companies that we believe infringe our valid and enforceable IP. For example, we have initiated several actions against CryoCath that we believe are necessary for us to protect our intellectual property position. These actions include a pending interference declared by the United States Patent and Trade Office, an investigation of CryoCath by the United States International Trade Commission, and litigation that we have initiated in the district courts of Delaware and in Canada. Currently, we own or license 39 issued United States patents and a number of pending United States patent applications covering various aspects of our products and technology.

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

If we are unable to manage our growth, our future revenue and operating results may be adversely affected.

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

We currently manufacture our cryoablation system at our facilities in San Diego, California. If there was a disruption to our manufacturing operations, we would have no other means of manufacturing our cryoablation system until we have restored and re-qualified our manufacturing capability at our facilities or developed alternative manufacturing facilities. Additionally, any damage to or destruction of our San Diego facilities or our equipment, prolonged power outage or contamination at our facility would significantly impair our ability to produce our cryoablation system. If we were unable to produce sufficient quantities of our cryoablation system for use in our planned clinical trials, commercialization activities for AFL and AF in the United States, as well as sales of our cryoablation systems in Europe, would be delayed.

We currently have limited resources, facilities and experience to commercially manufacture our products and product candidates. In the first half of 2006, we restructured our workforce, including reductions in our manufacturing staffing that has reduced our capacity to manufacture catheters and consoles. Currently, we can only produce sufficient quantities of catheters to support our expected commercial sales for 2008. To produce our cryoablation system in the quantities that we believe will be required to meet anticipated market demand in the United States in the event that we receive regulatory approval for AF, we will need to increase, or “scale up”, the production process by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity, and developing commercial-scale manufacturing facilities would require the investment of substantial additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale up in a timely manner, or at all due to such technical difficulties and/or insufficient funds. If we are unable to do so, we may not be able to produce our cryoablation system in sufficient quantities to meet the requirements for the launch of the product in the United States if we receive the required regulatory approval from the FDA for AF, or to meet demand for our cryoablation system in the United States for AFL or in Europe. If we obtain regulatory approval from the FDA for our cryoablation system for AF but are unable to manufacture a sufficient supply of our cryoablation systems, our revenues, business and financial prospects would be materially adversely affected. In addition, if we obtain regulatory approval for our cryoablation system for AF, but the scaled up production process is not efficient or produces cryoablation systems that do not meet quality and other standards, our future gross margins, if any, will be adversely affected.

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

If we are unable to establish adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our cryoablation system, our business may be harmed.

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

Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than us; and

•	develop safer, more effective and/or less expensive products or technologies that render our technology or products or product candidates obsolete or non-competitive.

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

We may pursue marketing our products in a number of international markets. Although our cryoablation system has been approved for commercialization in the European Union, or EU, and for the treatment of AFL in the United States, in order to market our products in other foreign jurisdictions, we will need to obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market other than in the EU and in the United States for the treatment of AFL.

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

We are highly dependent upon our senior management and scientific staff. The loss of services of one or more of our members of senior management could delay or prevent the successful completion of our pivotal trials or the commercialization of our cryoablation system in the United States. Although we have employment agreements with each of our executive officers, their employment with us is “at will,” and each executive officer can terminate his agreement with us at any time. In February 2008, we amended our employment agreement with our CMO. Our CMO is currently on a leave of absence for personal reasons, and under the amended employment agreement, she can elect to terminate her employment with us for any reason between April 30, 2008 and May 31, 2008, and will be entitled to the severance benefits provided for in her existing employment agreement. We do not carry keyman insurance on any of our current executive officers.

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

As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and, for 2008, a report by our independent registered public accounting firm on our internal controls over financial reporting. During the course of our future testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404.

Testing and maintaining internal controls also involves significant costs and could divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent registered public accounting firm may not be able to issue an unqualified opinion on our internal controls over financial reporting. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Our executive officers, current directors and holders of five percent or more of our common stock, as of March 3, 2008, beneficially owned approximately 56.7% of our common stock based on the SEC’s rules for determining beneficial ownership. These stockholders will likely be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

In 2004, we requested that the USPTO institute interference proceedings between two patents owned by CryoCath Technologies and two of our CryoGen-licensed applications relating to certain primary and pre-cooling refrigeration system designs. In January 2008, the USPTO determined that one of our applications claimed rights to the same technology claimed by CryoCath, and declared an interference in which we were named the senior party. The purpose of the interference proceedings is to determine which company was the first to invent, and therefore has the rights to, the interfering subject matter. As the senior party, we are the presumed inventor of the technology and the burden of proof is placed on CryoCath to demonstrate an earlier date of invention. We believe we have an earlier date of invention, however, if we are not successful in these proceedings, we could fail to gain rights to certain patent claims.

In October 2007, CryoCath asserted a number of their patents covering both catheter and console technologies against us in the District Court of Delaware. We anticipate that this action will take between two and three years to resolve and that it will be costly for us to defend our position. We believe that the development and marketing of our cryoablation system for the treatment of AFL and AF does not infringe any valid and enforceable claim of the asserted CryoCath United States patents and, in certain circumstances, we have obtained written opinions from outside patent counsel regarding the invalidity of a number of CryoCath’s patents and/or their non-infringement by our cryoablation system. There can be no assurance, however, that we will successfully defend the actions initiated by CryoCath and, if we are found to infringe any of their valid patents, it would materially harm our business.

In January 2008, we brought patent infringement actions against CryoCath, asserting a number of our CryoGen-licensed patents covering both catheter and console technologies. We initially asserted our patents in district courts in Delaware and Canada, and have subsequently asked the United States International Trade Commission, or ITC, to investigate CryoCath for illegal importation of products that infringe our intellectual property. We believe these combined actions may be an effective method of defending our intellectual property portfolio. The ITC action, in particular, is important because a successful action may block CryoCath’s importation of infringing products into the United States. In 2008, in response to our action, CryoCath countersued in the District Court of Delaware, adding claims against us including infringement of an additional patent, anti-trust, and unfair competition claims. We do not believe these additional claims have merit, but we will be required to defend against this countersuit, and if CryoCath is successful with any of these claims, it would materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

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

	2007
	High($)	Low($)
Common Stock
First Quarter	7.35	2.41
Second Quarter	7.20	2.31
Third Quarter	5.93	3.00
Fourth Quarter	4.58	2.79

	2006
	High($)	Low($)
Common Stock
First Quarter	5.99	2.10
Second Quarter	3.35	1.28
Third Quarter	3.44	1.25
Fourth Quarter	3.50	1.40

On March 3, 2008, the closing price of our common stock on Nasdaq was $1.90 per share. As of March 14, 2008, there were 12,732,680 shares of common stock outstanding held by approximately 167 holders of record.

Dividends

We have never paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our senior secured credit facilities entered into in June 2007 restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our growth. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Use of Proceeds

Our first Registration Statements on Form S-1 (Reg. Nos. 333-123841 and 333-126582), as amended, relating to our initial public offering were declared effective by the SEC on July 13, 2005. The offering commenced the same day and 3,709,090 shares of common stock were sold on our behalf at $11.00 per share, for an aggregate offering price of $40.8 million. Following the sale of shares, the offering was terminated. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $35.4 million.

We invested $35.4 million in proceeds from the offering, net of underwriting discounts and commissions and offering expenses, in money market funds, United States government or corporate bond securities, and asset-backed securities. Through September 30, 2007, we used all of the proceeds from our initial public offering for research and development activities, clinical trial activities, expenses related to our facility, manufacturing and quality system operations, sales and marketing activities, the pay-off of our $7.0 million debt facility in June 2007, and for working capital and general corporate purposes.

The foregoing payments were direct payments made to third parties who were not our directors or officers (or their associates), persons owning ten percent or more of any class of our equity securities or any other affiliate, except that a portion of the proceeds used for general corporate purposes included regular compensation for our officers and directors.

Performance Graph

The following performance graph illustrates a comparison of total cumulative stockholder return on our common stock since July 13, 2005, the date of our initial public offering, to two indices: (i) the Center for Research in Security Prices, or CRSP, Total Return Index for the Nasdaq Stock Market and (ii) a peer group industry index based on the standard industrial code for surgical medical and dental instruments and supplies, or the Peer Group Index. The graph assumes an initial investment of $100 on July 13, 2005 and that all dividends have been reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Cryocor, Inc.

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
145.9
122.3
15.4
07/14/2005
12/30/2005
06/30/2006
12/29/2006
06/29/2007
12/31/2007

Legend

Symbol	CRSP Total Returns Index for:	07/2005	12/2005	06/2006	12/2006	06/2007	12/2007
——— ■	Cryocor, Inc.	100.0	52.1	12.9	25.8	27.4	15.4
— — — ★	Nasdaq Stock Market (US Companies)	100.0	102.6	101.5	112.7	121.0	122.3
- - - - ▲	NASDAQ Stocks (SIC 3840-3849 US Companies) Surgical, Medical, and Dental Instruments and Supplies	100.0	107.6	104.9	113.8	124.1	145.9

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 07/14/2005.

The information in this performance graph is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section. The information in this performance graph shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated financial data are only a summary and should be read together with our consolidated financial statements and the notes thereto, and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Consolidated statement of operations data
Revenues:
Product revenue	$258	$540	$843	$493	$342
Collaboration revenue	333	—	—	—	—
Total revenues	591	540	843	493	342
Operating expenses:
Cost of sales(1)	2,710	2,468	3,101	2,854	2,649
Research and development(2)	7,439	5,835	7,536	7,586	6,387
Selling, general and administrative(3)	6,088	7,360	6,918	5,736	2,260

Total costs and expenses	16,237	15,663	17,555	16,176	11,296

Loss from operations	(15,646)	(15,123)	(16,712)	(15,683)	(10,954)
Interest and other income (expense), net	(110)	71	(384)	(83)	(218)

Net loss	(15,756)	(15,052)	(17,096)	(15,766)	(11,172)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	—	(2,662)	(4,308)	(1,641)
Cumulative dividends on Series C preferred stock	—	—	(102)	(241)	(547)

Net loss attributable to common stockholders	$(15,756)	$(15,052)	$(19,860)	$(20,315)	$(13,360)

Basic and diluted net loss per share common share(4):	$(1.31)	$(1.40)	$(3.96)	$(769.77)	$(635.43)

Shares used to compute basic and diluted net loss per common share:	12,002	10,773	5,010	26	21

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated balance sheet data
Cash, cash equivalents and short-term investments	$12,263	$19,004	$30,946	$5,436	$7,923
Total debt	5,677	6,857	6,570	1,084	2,175
Redeemable convertible preferred stock	—	—	—	33,149	16,594
Accumulated deficit	(100,768)	(85,012)	(69,960)	(50,202)	(30,128)
Total stockholders’ equity (deficit)	6,346	11,822	24,243	(30,004)	(11,048)

(1)	Cost of sales includes $431,000, $411,000, $277,000 and $54,000 of non-cash stock-based compensation for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.
(2)	Research and development includes $682,000, $497,000, $770,000 and $327,000 of non-cash stock-based compensation for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.
(3)	Selling, general and administrative includes $849,000, $1,418,000, $1,047,000 and $668,000 of non-cash stock-based compensation for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.
(4)	See Note 2 to our consolidated financial statements for information regarding computation of basic and diluted net loss per share attributable to common stockholders and pro forma basic and diluted net loss per share attributable to common stockholders. The pro forma basic and diluted net loss per share attributable to common stockholders reflects the weighted average effect of the assumed conversion of our convertible preferred stock into shares of common stock at the conversion rates in effect for the period presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, including related notes, appearing elsewhere in the this Annual Report on Form 10-K for the year ended December 31, 2007.

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

In August 2007, we received approval of our application for premarket approval, or PMA, from the United States Food and Drug Administration, or FDA, for the treatment of AFL with our CryoCor Cardiac Cryoablation System, or cryoablation system. We are in the process of building our sales and marketing capabilities, and have recently hired a Vice President of Sales and Marketing and several sales representatives. Our first commercial sales of our cryoablation catheters for the treatment of AFL in the United States occurred in the fourth quarter of 2007 and we have shipped a limited number of cryoablation catheters and consoles to new commercial sites. To date, our commercial efforts have been focused on converting our clinical trial sites to begin doing commercial cases, and seeking new commercial sites that have either never used cryoablation at all, or that have not used CryoCor’s cryoablation system and are interested in evaluating our system. We do not expect that we will generate a significant level of revenues until we expand our installed base of consoles and we are approved for the treatment of AF, if at all. There can be no assurance that we will ever generate a significant level of revenues.

In August 2007, we completed the enrollment of our pivotal trial for the treatment of AF and believe that we are the first company to complete the enrollment of a randomized pivotal trial for the treatment of AF. In September 2007, we were invited by the FDA to present our experience to an Advisory Panel convened by the FDA to discuss the status of atrial fibrillation pivotal trials. During this Advisory Panel, we discussed our experience in completing enrollment of the AF pivotal trial, and certain members of the Advisory Panel noted our successful efforts in completing enrollment in the pivotal trial. We believe this Advisory Panel was an important meeting as the Advisory Panel recommended to the FDA that it maintain the existing requirement for randomized clinical trial designs, and commented on the use of different methodologies for evaluating the success of ablation therapy, based upon current clinical practice. We believe that, in addition to those specified in the clinical trial protocol, the FDA will consider these different methodologies which we will present in our analysis of our clinical trial data. Based upon the anticipated time required to follow our patients subsequent to their cryoablation treatments, we anticipate that we will file a PMA for the treatment of AF in 2008, that this PMA will be reviewed by an Advisory Panel to the FDA and that a decision from the FDA on whether or not to approve our cryoablation system for the treatment of AF will be made in 2009. There can be no assurance that the FDA will determine to approve our cryoablation system for the treatment of AF, and there can be no assurance that we will be the first company to file a PMA for the treatment of AF.

In June 2007, we signed a development and license agreement with Boston Scientific Corporation, or BSC, under which we agreed to modify our existing console to run a cryoablation balloon catheter developed by BSC. Under the terms of a second separate agreement, Boston Scientific Scimed, Inc., or BSS, made an equity investment and has made development milestone payments as we have achieved specified development milestones over the course of the collaboration. We have completed the first four milestones of the development agreement, and expect to complete our final milestones and receive the final milestone payments in the second quarter of 2008. We will receive royalties from BSC upon the commercial sales of the BSC balloon catheter and upon the sale of any consoles by BSC, if any such sales occur.

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

We are currently selling our products in the United States, where we have received FDA approval of our cryoablation system for the treatment of AFL, and in Europe, where we have been approved for the treatment of all supraventricular tachycardias, including AF and AFL. In the United States, we are commercializing with a direct CryoCor sales force, and may enter into a co-marketing relationship with a marketing partner in the future. We have recently hired a Vice President of Sales and Marketing to lead our efforts to commercialize our product in the United States. However, our ability to build and install our planned base of cryoablation consoles and to hire the additional sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we may not hire additional sales and support personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. We market our cryoablation system in Europe through European distributors, and our products are sold in the United Kingdom, Germany, Denmark, Belgium, the Netherlands and Italy. In the near term, we do not intend to sign additional distribution agreements in Europe and we may never sign additional distribution agreements.

We are currently involved in a series of complex intellectual property legal actions against CryoCath Technologies Inc., or CryoCath, our only cryoablation competitor that has a cryoablation product approved for sale in the United States. These actions include offensive patent infringement actions we have brought in district courts in Delaware and Canada, an interference proceeding requested by us and declared by the United States Patent and Trademark Office, a defensive patent infringement action filed against us in the district court of Delaware, and a complaint we have brought before the United States International Trade Commission. The initial phases of these actions will take anywhere from one to three years to conclude and will be costly for us to prosecute. There can be no assurance that we will prevail in any or all of these actions.

To date, we have generated minimal revenues and we have incurred net losses in each year since our inception. We expect these losses to continue as we continue to engage in our legal actions against CryoCath, complete our clinical trial and file our PMA for the treatment of AF and continue to develop our product candidates, and for at least the next several years after our commercial launch in the United States for the treatment of AFL. We have financed our operations primarily through private placements of common stock and preferred stock, convertible promissory notes, bank debt, and the proceeds of our initial public offering completed in July 2005, which raised aggregate net proceeds of $35.4 million. In addition, in April 2007, we completed a private placement of our common stock which raised aggregate gross proceeds of $5.5 million, and in June 2007, we sold $2.5 million in common stock to BSS.

Going Concern

As more fully described in the Risk Factors and Note 1 of the Notes to Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. At December 31, 2007, we had $12.3 million in cash, cash equivalents and short-term investments, and we expect to receive an additional $4.0 million under our existing BSC collaboration. We believe these cash resources will be sufficient to meet our anticipated cash requirements until the fourth quarter of 2008, and therefore we will need to raise additional financing to continue operations beyond such time. We may not be able to complete a debt or equity financing on terms that are favorable to us, or at all, and if we are unable to obtain sufficient financing, we may be required to reduce or discontinue our operations and may not be able to continue as a going concern.

Financial Operations

Product Revenues. Our product revenues to date have mainly come from a limited number of commercial sites in Europe, and from our initial efforts to begin selling into the United States, for the treatment of AFL. To date, we have not generated substantial revenues in Europe as our financial resources have primarily been dedicated to product development and clinical trials in the United States. This has prevented us from providing the resources necessary to broadly market our cryoablation system in Europe and from increasing the number of consoles placed in Europe. In October 2007, we began selling catheters for our cryoablation system in the United States for the treatment of AFL, and our initial commercial efforts have been focused on converting the hospitals that participated in our clinical trials to now be commercial accounts. We do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. For the foreseeable future, we expect that any revenues we generate from sales of our products for the treatment of AFL will fluctuate from quarter-to-quarter.

Research and Development Expenses. Our research and development expenses primarily consist of costs incurred to further our research and development activities and include salaries and related employee benefits, non-cash share-based compensation, costs associated with clinical trials, pre-clinical activities, regulatory activities, research-related overhead expenses, fees paid to external service providers and fees paid under contracts with research organizations, which conduct certain research and development activities on our behalf. We expense research and development costs as they are incurred.

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

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts, the timing and outcome of regulatory submissions, and quarterly variations in sales activities and results. We also anticipate that we will continue to incur net losses for the next several years. Due to these uncertainties, results of future operations are difficult to predict.

Years Ended December 31, 2007, 2006 and 2005

Product Revenue and Collaboration Revenue. Our product revenues were $258,000 in 2007, $540,000 in 2006 and $843,000 in 2005. The majority of our product revenue was generated from the sale of our products in Europe as FDA approval of our cryoablation system to treat right atrial flutter was not obtained until August 2007. The $282,000, or 52%, decrease and the $303,000, or 36%, decrease in product sales from 2006 to 2007 and 2005 to 2006, respectively, were due to the closure of our European subsidiary in mid-2006 and our decision to sell our European products solely through our network of distributors, which is at a reduced price compared to selling products directly to end customers.

Deferred revenue increased from $78,000 at December 31, 2006 to $206,000 at December 31, 2007 due primarily to an advance payment of $500,000 received against development milestones under our development and license agreement with BSC, of which $167,000 remains deferred at December 31, 2007. We are recognizing the advance payment over the expected development period of the contract, and expect full recognition of the advance payment by March 31, 2008. As of December 31, 2007, we had $39,000 of deferred revenue related to product shipped to customers that has not yet met our revenue recognition criteria.

Collaboration revenue increased to $333,000 for the year ended December 31, 2007 from $0 for the year ended December 31, 2006 due to the partial recognition of an advance payment received under our development and license agreement with BSC.

Cost of Sales. Our cost of sales was $2.7 million in 2007, $2.5 million in 2006 and $3.1 million in 2005. Cost of sales primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. The increase in costs of sales from 2006 to 2007 was mainly due to higher headcount needed as a result of the increase in product manufacturing. The decrease in cost of sales from 2005 to 2006 was related to lower headcount costs due to our staff restructuring in March 2006 as well as reduced sales volumes in 2006. If our products are successfully commercialized, we anticipate that our cost of sales as a percentage of revenues will decline as we achieve higher future volumes of product sales. Included in cost of sales for the years ended December 31, 2007, 2006 and 2005 were non-cash share-based compensation of $431,000, $411,000 and $277,000, respectively.

Research and Development Expenses. Our research and development expenses were $7.4 million in 2007, $5.8 million in 2006 and $7.5 million in 2005. The $1.6 million, or 27%, increase from 2006 to 2007 was primarily related to the costs associated with our FDA Advisory Panel meeting for our PMA for the treatment of AFL and related regulatory consulting of $276,000, costs related to our third-party clinical research organization of $403,000, costs related to the research and development efforts under the BSC development and license agreement and the Quantum development project of $382,000, increased preclinical research of $225,000, increased non-cash share-based compensation of $185,000, as well as increased compensation expense for bonus expense related to our FDA Advisory Panel meeting and subsequent approval of our cryoablation system for the treatment of AFL and our employee retention program of $503,000. These increases were partially offset by lower clinical trial costs of $261,000 related to lower enrollment in our ongoing AF clinical trial than enrollment in the year ended December 31, 2006. The $1.7 million, or 23%, decrease from 2005 to 2006 was primarily due to slower patient enrollment in 2006 versus 2005 for the AF pivotal trial as well as costs incurred in 2005 associated with the filing of our PMA for atrial flutter. Included in research and development expenses for the years ended December 31, 2007, 2006 and 2005 were non-cash share-based compensation of $682,000, $497,000 and $770,000, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $6.1 million in 2007, $7.4 million in 2006 and $6.9 million in 2005. The $1.3 million, or 17%, decrease from 2006 to 2007 was primarily due to lower personnel costs, including severance, as a result of our staff restructuring in early 2006 of $491,000, lower operating costs associated with the closure of CryoCor GmbH in mid-2006 of $849,000, and lower non-cash share-based compensation of $570,000. These decreases were partially offset by higher legal costs of $666,000 and recruiting costs associated with the search for our Vice President of Sales and Marketing of $120,000. The $442,000, or 6%, increase from 2005 to 2006 was primarily due to an increase in non-cash share-based compensation of $371,000. Included in selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were non-cash share-based compensation of $849,000, $1.4 million and $1.0 million, respectively.

Interest Income. Our interest income was $883,000 in 2007, $1.1 million in 2006 and $634,000 in 2005. The fluctuation in interest income directly relates to the balance of short-term investments throughout those years.

The short-term investment balance was affected by our credit facility and equity transactions during 2007 and our mid-year initial public offering in 2005.

Interest Expense. Our interest expense was $993,000 in 2007, $1.1 million in 2006 and $1.0 million in 2005. Our 2007, 2006 and 2005 interest expense includes $726,000, $788,000 and $621,000, respectively, related to our $7.0 million debt facility that was paid off in June 2007 and our $6.0 million credit facility entered into during June 2007. In addition, our 2007, 2006 and 2005 interest expense also included $208,000, $286,000 and $227,000, respectively, in non-cash interest expense from the amortization of the debt discount recorded on warrants related to our debt and credit facilities.

Liquidity and Capital Resources

We have incurred losses since our inception in August 2000. As of December 31, 2007, we had an accumulated deficit of $100.8 million. We have funded our operations to date from public and private placements of equity and debt securities, as well as bank debt, for aggregate net cash proceeds of $105.0 million through December 31, 2007.

As of December 31, 2007, we had debt outstanding of $6.0 million (excluding debt discount for warrants of $323,000, respectively), working capital of $5.2 million and cash, cash equivalents and short-term investments totaling $12.3 million. We currently invest our cash in money market funds, United States government or corporate bond securities and asset-backed securities.

In June 2007, we entered into a loan and security agreement that provided us with a $14.0 million credit facility, as evidenced by secured promissory notes. We paid off our previous outstanding $7.0 million debt facility in full prior to entering into the agreement. The credit facility is available in two draws, with the first draw of $6.0 million received in June 2007, and the second draw of $8.0 million available for borrowing after the occurrence of both of the following conditions: (i) approval is received from the FDA of our application for pre-market approval for the treatment of right atrial flutter with the CryoCor Cardiac Cryoablation System (which occurred in August 2007), and (ii) we receive unrestricted net cash proceeds of at least $20.0 million from the closing of an equity financing. Upon the applicable drawdown, we will make interest-only payments for the first six months following each advance, and will then make principal payments to fully amortize the advance over the subsequent 30-month term. The loan bears interest at a rate of 11.77% per annum. The loan provides that the credit facility is secured by our assets, excluding intellectual property. Pursuant to the terms of the loan and security agreement, we are subject to a material adverse change clause, which permits the holder of the note to call the balance if a material adverse change occurs. A material adverse change is defined as, (i) a material impairment in the perfection or priority of lenders’ lien in the collateral or in the value of such collateral; (ii) a material adverse change in our business, operations, or condition (financial or otherwise); or (iii) a material impairment of the prospect of repayment of any portion of the obligations. Due to our current financial condition, we have classified the entire principal balance as current although the contractual payment structure requires us to make monthly payments through July 2010.

Based upon our current planned level of expenditures, we believe that our cash, cash equivalents and short-term investments on hand, together with cash flows from operating activities and the collection of the remaining funds under the BSC collaboration will be adequate to meet our anticipated cash requirements for working capital until the fourth quarter of 2008.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities increased $1.8 million to $14.0 million for the year ended December 31, 2007, compared to $12.2 million for the year ended December 31, 2006. The net cash used in both of these periods primarily reflects the net loss for each period, offset in part by depreciation and amortization, non-cash share-based compensation, amortization of debt discount and changes in operating assets and liabilities.

Net Cash Used in Investing Activities. Net cash provided by investing activities increased $2.8 million to $7.3 million for the year ended December 31, 2007, compared to $4.4 million for the year ended December 31, 2006. Cash provided by (used in) investing activities mainly relates to purchases and maturities of short-term investments as well as purchases and disposals of property and equipment. The increase in net cash used in investing activities for the year ended December 31, 2007 is due to the overall use of cash during the year and the resulting lower short-term investment balance at December 31, 2007 as compared to the balance at December 31, 2006.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $6.7 million to $6.9 million for the year ended December 31, 2007, compared to $256,000 for the year ended December 31, 2006. Net cash provided by financing activities during the year ended December 31, 2007 was primarily attributable to $5.3 million in net proceeds from the April 2007 private placement of our common stock, $2.5 million in net proceeds from a common stock purchase agreement with Boston Scientific Scimed, Inc. in June 2007 and a new $6.0 million credit facility entered into during June 2007. The net proceeds from these three transactions were partially offset by the payoff of an existing debt facility of $7.0 million. Net cash provided by financing activities during the year ended December 31, 2006 was primarily attributable to proceeds from the issuance of common stock related to the exercise of stock options granted under our equity incentive plans.

Operating Capital and Capital Expenditure Requirements

To date, we have had limited commercial sales in Europe and in the United States and we have not yet achieved profitability. We anticipate that we will continue to incur net losses for the next several years as we continue to engage in our litigation with CryoCath, develop our products, continue our clinical programs, expand our corporate infrastructure and commercially launch our cryoablation system in the United States for the treatment of AF, if approved. We expect that we will need to generate significant product revenues to achieve profitability.

We do not expect to generate significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF. Even though the FDA recently approved our PMA for the treatment of AFL, we do not anticipate broadly commercializing our cryoablation system until we have secured additional financing on satisfactory terms. Our ability to build and install our planned base of cryoablation consoles and to hire the additional sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we may not hire additional sales and support personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. Based upon our planned level of expenditures, we believe that our existing funds, including the expected collection of the remaining $4.0 million from our collaboration with BSC, will be adequate to meet our anticipated cash requirements until the fourth quarter of 2008, and in order to continue to fund our operations beyond that date, we will need to seek additional financing. We expect to sell additional equity or debt securities or obtain an additional credit facility, or to access the additional funds available under our existing credit facility, to increase our financial resources. The sale of additional equity and convertible debt securities will result in additional dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical and commercial activities, and research and development efforts, or to cease operations.

As a condition to the FDA approving our PMA for AFL, we agreed to sponsor a post-market registry study of our cryoablation system. In this registry study, we will collect safety and effectiveness data over a one-year follow-up period on our cryoablation system for the treatment of AFL in 325 patients. We will also collect safety and effectiveness data over a one-year period on competing RF ablation systems for the treatment of AFL in 325 patients. The compliance requirements for a company sponsoring a registry study are less complex than a pre-market clinical study, and we believe that we will be able to collect the required safety and effectiveness data without significant difficulty. We anticipate that the external cost of conducting the post-market registry study will be between $1.0 million and $1.5 million and will be incurred over a multi-year period. We intend to begin the registry study in the second half of 2008.

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

In August 2006, we created an incentive compensation program for our non-executive full-time employees. Under the terms of the program, employees that remained with the Company through August 31, 2007 would receive a payment of 20% of their 2006 annual salary. The incentive payments and related employer taxes and fees were paid on August 31, 2007 and totaled $520,000. We have continued this program, and made payments of 5% of annual salary in December 2007, and anticipate making payments of 15% of our non-executive full-time employees’ 2007 annual salaries in 2008; however, we are evaluating the circumstances and criteria under which the employees would be eligible to receive this 15% payment in 2008. Additionally, at the end of August 2006, we did not extend our employment agreement with our former Chief Executive Officer, Gregory Ayers. Under the terms of his employment agreement, he received separation compensation of one year’s salary, or $450,000, over the 12 months subsequent to his departure. As of September 30, 2007, all of the amounts due had been paid. In February 2008, we amended our employment agreement with our current CMO. Under the amended employment agreement, if she elects to terminate her employment with us for any reason between April 30, 2008 and May 31, 2008, we would pay her one year’s salary, or $250,000, over the twelve months subsequent to her election to terminate her employment.

At present, we have a wholly owned subsidiary in Germany that previously sold our products in Germany, Belgium, and the Netherlands. We discontinued the activities of this subsidiary in 2006 and are currently pursuing the dissolution of this subsidiary. We incurred restructuring charges of $252,000 in conjunction with the closing of our subsidiary, of which $30,000 remains accrued at December 31, 2007. We have signed distribution agreements for the sale of our cryoablation system in the United Kingdom and Italy, and our United Kingdom distributor supports our customers in Germany, Belgium, Denmark and the Netherlands. In the near term, we do not intend to sign additional distribution agreements in Europe and we may never sign additional distribution agreements. In the United States, we are commercializing with a direct CryoCor sales force and may enter into a co-marketing relationship with a marketing partner in the future. We have recently hired a Vice President of Sales and Marketing to lead our efforts to commercialize our product in the United States. However, our ability to build and install our planned base of cryoablation consoles and to hire the additional sales and support personnel necessary to support this installed base will be impacted by our available financial resources, and we may not hire additional sales and support personnel or make the capital expenditures necessary to achieve these objectives unless we are able to raise additional financing on satisfactory terms. Even though the FDA recently approved our PMA for the treatment of AFL and we have begun selling our cryoablation system in the United States for the treatment of AFL, we do not anticipate generating significant product revenues until we obtain FDA marketing approval of our cryoablation system for the treatment of AF.

We anticipate spending at least a total of $2.0 million in external costs during 2008 and 2009 for existing clinical trials and regulatory activities related to using our cryoablation system to treat AF, and an anticipated clinical trial for our next generation catheter, Quantum. In addition, we anticipate spending an additional $1.0 million—$1.5 million on the registry study required by the FDA as a condition for approval for our cryoablation system for the treatment of AFL. We believe that our remaining cash and cash equivalents will be used to prosecute and maintain our intellectual property portfolio, including in connection with our litigation with CryoCath, to fund our facility, to maintain our manufacturing and quality system operations and to fund our working capital and general corporate requirements during this same period.

In 2004, we requested that the USPTO institute interference proceedings between two patents owned by CryoCath Technologies and two of our CryoGen-licensed applications relating to certain primary and pre-cooling refrigeration system designs. In January 2008, the USPTO determined that one of our applications claimed rights to the same technology claimed by CryoCath, and declared an interference in which we were named the senior party. The purpose of the interference proceedings is to determine which company was the first to invent, and therefore has the rights to, the interfering subject matter. As the senior party, we are the presumed inventor of the technology and the burden of proof is placed on CryoCath to demonstrate and earlier date of invention. We believe we have an earlier date of invention, however, if we are not successful in these proceedings, we could fail to gain rights to certain patent claims. We believe the external cost associated with these interference proceedings will be between $1.5 million—$2.0 million over a two year period.

In October 2007, CryoCath asserted a number of their patents covering both catheter and console technologies against us in the District Court of Delaware. We anticipate that this action will take between two and three years to resolve and that it will be costly for us to defend our position. We believe that the development and marketing of our cryoablation system for the treatment of AFL and AF does not infringe any valid and enforceable claim of the asserted CryoCath United States patents and, in certain circumstances, we have obtained written opinions from outside patent counsel regarding the invalidity of a number of CryoCath’s patents and/or their non-infringement by our cryoablation system. There can be no assurance, however, that we will successfully defend the actions initiated by CryoCath and, if we are found to infringe any of their valid patents, it would materially harm our business. We believe the external cost associated with defending this lawsuit will be between $2.0 million and $2.5 million over a three year period.

In January 2008, we brought patent infringement actions against CryoCath, asserting a number of our CryoGen-licensed patents covering both catheter and console technologies. We initially asserted our patents in district courts in Delaware and Canada, and have subsequently asked the United States International Trade Commission, or ITC, to investigate CryoCath for illegal importation of products that infringe our intellectual property. We believe these combined actions may be an effective method of defending our intellectual property portfolio. The ITC action, in particular, is important because a successful action may block CryoCath’s importation of infringing products into the United States. In 2008, in response to our action, CryoCath countersued in the District Court of Delaware, adding claims against us including infringement of an additional patent, anti-trust, and unfair competition claims. We do not believe these additional claims have merit, but we will be required to defend against this countersuit. We believe the external cost associated with pursuing these various legal actions will be between $6.0 million—$7.0 million over a three year period.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs of defending and enforcing our patent portfolio and other intellectual property rights, including in connection with our litigation with CryoCath;

•	the commercial acceptance of our product in the United States, including after we initiate sales efforts targeting AF, if ever;

•	the costs of establishing sales, marketing and distribution capabilities;

•	our ability to obtain FDA approval for the treatment of AF or other regulatory approval for our products;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking regulatory approvals, including participation in FDA advisory panel meetings and performing any required additional studies or trials;

•	clinical trial results;

•	acceptance by the FDA of our clinical trial design and data to support applications for marketing approval of the desired indications;

•	the extent and level of reimbursement for cryoablation;

•	the effect of competing products and technologies; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies, but, other than our development and license agreement with BSC, we currently have no commitments or agreements relating to any of these types of transactions.

We have service agreements with clinical sites, individuals and institutional research organizations for the conduct of our AF pivotal trial. We make payments to these sites and organizations based upon the actual number of patients enrolled and the period of follow-up in the trials, and we have accrued approximately $590,000 in fees and expenses through December 31, 2007 in connection with our AF pivotal trial. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. We anticipate that the external cash outlay of completing our AF pivotal trial and submitting a PMA for the treatment of AF with our cryoablation system will be approximately $1.4 million during 2008. In addition to the $1.4 million in external cash outlay, we expect to incur additional expenses in connection with the preparation of our regulatory filings, including costs associated with employees and consultants, as well as related legal expenses.

We have agreed to cover the treatment costs for certain patients in our AF pivotal trial who are either not insured, or who are insured but were declined coverage by their insurance company for the costs associated with our procedure. As of December 31, 2007, we have agreed to cover the treatment costs for 10 patients at an estimated cost of approximately $223,000, of which $117,000 is included in the accrued clinical development liabilities on our balance sheet at December 31, 2007. We anticipate that we may pay the treatment costs for up to three additional cryoablation treatments for these 10 uninsured or underinsured patients. We project that if we cover these costs, the additional estimated cost of these treatments would be $12,000 to $35,000 each. The total estimated costs for covering the costs of these treatments are included in our estimated $1.4 million above.

Contractual Obligations. The following table summarized our outstanding contractual obligations as of December 31, 2007:

		Payments due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$293,000	$290,000	$3,000	$—	$—
Debt facility	6,000,000	6,000,000	—	—	—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases primarily relate to the lease for our headquarters in San Diego, California. In November 2006, we renewed this lease through September 2008, and the table above includes the payments of approximately $27,000 per month that will be due pursuant to the terms of the lease.

In June 2007, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance Corporation, ATEL Ventures, Inc. and Silicon Valley Bank, or the Lenders, that provides us with a $14.0 million credit facility, as evidenced by secured promissory notes. The credit facility is available in two draws, with the first draw of $6.0 million received in June 2007, and the second draw of $8.0 million available for borrowing after the occurrence of both of the following conditions: (i) approval is received from the FDA of our application for pre-market approval for the treatment of right atrial flutter with the CryoCor Cardiac Cryoablation System (which occurred in August 2007), and (ii) we receive unrestricted net cash proceeds of at least $20.0 million from the closing of an equity financing. Upon the applicable drawdown, we will make interest-only payments for the first six months following each advance, and will then make principal payments to fully amortize the advance over the subsequent 30-month term. This loan bears interest at a rate of 11.77% per annum. The Loan Agreement provides that the credit facility is secured by our assets, excluding intellectual property.

Pursuant to the terms of the Loan Agreement, we are subject to a material adverse change clause, which permits the holder of the note to call the balance if a material adverse change occurs. A material adverse change is defined as, (i) a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral; (ii) a material adverse change in our business, operations, or condition (financial or otherwise); or (iii) a material impairment of the prospect of repayment of any portion of the obligations. Due to our current financial condition, we have classified the entire principal balance as current although the contractual payment structure requires us to make monthly payments through July 2010.

Obligation under an Off-Balance Sheet Arrangement

In June 2007, we entered into the Loan Agreement that provided us with a $14.0 million credit facility, as evidenced by secured promissory notes. The credit facility is available in two draws, with the first draw of $6.0 million received in June 2007, and the second draw of $8.0 million available for borrowing after the occurrence of both of the following conditions: (i) approval is received from the FDA of our application for pre-market approval for the treatment of right atrial flutter with the CryoCor Cardiac Cryoablation System (which occurred in August 2007), and (ii) we receive unrestricted net cash proceeds of at least $20.0 million from the closing of an equity financing. Upon the applicable drawdown, we will make interest-only payments for the first six months following each advance, and will then make principal payments to fully amortize the advance over the subsequent 30-month term. The loan bears interest at a rate of 11.77% per annum. The Loan Agreement provides that the credit facility is secured by our assets, excluding intellectual property.

If certain events of default occur and continue, including our failure to pay obligations under the Loan Agreement, our violation of certain covenants or if we become insolvent, Silicon Valley Bank, on behalf of itself and the other Lenders, may declare all amounts we owe under the Loan Agreement immediately due and payable.

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

Historically, customers had the right to return catheter and sheath products until one month following the expiration date of the product, which had been six months after production. Effective October 1, 2006, the catheter and sheath products expire one year and two years after production, respectively. Therefore, we modified our return policy such that we will no longer grant a right to return products for other than warranty purposes. As we have had limited sales of our products, we currently recognize revenues when the customer has paid for the product and, if applicable, the right of return, if any, has expired.

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

As a result of adopting SFAS 123(R), we recognized additional share-based employee compensation expense of $815,000 and $510,000 during the years ended December 31, 2007 and 2006, respectively in addition to $976,000 and $1.8 million in compensation expense recorded as required under APB 25, respectively. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating share-based compensation expense under SFAS 123(R) also requires us to make assumptions about expected future forfeiture rates for our option awards. As of December 31, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $3.7 million, which we expect will be recognized over a weighted-average period of 1.6 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods because that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

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

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely–than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained upon examination. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For public companies, FIN 48 became effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. For additional information regarding the adoption of FIN 48 and for further discussion of our critical accounting estimates related to income taxes, see Note 8, Income Taxes.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and we are not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008.

We are is currently determining whether fair value accounting is appropriate for any of the eligible items and cannot estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

In June 2007, the Emerging Issue Task Force, or EITF, issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, or EITF 07-3. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect the adoption of EITF 07-3 to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and asset-backed securities. Our cash, cash equivalents and short-term investments as of December 31, 2007 included liquid money market funds, commercial paper, United States government debt securities, corporate debt securities and asset-backed securities. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the list of financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 for our Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 for our Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to compensation plans under which our common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,662,522	$2.59	236,544	(1)
Total	1,662,522	$2.59	236,544

(1)	Includes 139,437 shares of our common stock available for issuance under our 2005 Employee Stock Purchase Plan as of December 31, 2007. Excludes future increases in the number of shares reserved for issuance pursuant to the terms of the 2005 Equity Incentive Plan, the 2005 Non-Employee Directors’ Stock Option Plan and the 2005 Employee Stock Purchase Plan.

Additional information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 for our Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 for our Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 for our Annual Meeting of Stockholders to be held on May 8, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibit Index

Number	Description of Document
3.1(1)	Registrant’s Amended and Restated Certificate of Incorporation.

3.2(11)	Registrant’s Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate of Registrant.

4.2(1)	Amended and Restated Investor Rights Agreement dated June 4, 2003 between the Registrant and certain of its stockholders.

4.3(8)	Securities Purchase Agreement, dated April 20, 2007, by and among the Registrant and the purchasers listed on the signature page thereto.

4.4(8)	Form of Warrant

4.5(9)	Form of Warrant to Purchase Stock

4.6(10)	Common Stock Purchase Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc.

4.7(10)	Registration Rights Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc.

10.1(1)(2)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10.2(1)(2)	2000 Stock Option Plan and Forms of Stock Option Agreement and Form of Notice of Grant of Stock Option thereunder.

10.3(1)(2)	2005 Equity Incentive Plan and Forms of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

Number	Description of Document
10.4(1)(2)	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement and Forms of Stock Option Grant Notice thereunder.

10.5(1)(12)	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.6(1)(2)	Fourth Amended and Restated Executive Employment Agreement made effective as of November 30, 2002, between the Registrant and Gregory M. Ayers, as amended.

10.7(1)(2)	Employment Agreement made effective as of January 17, 2005, by and between the Registrant and Edward F. Brennan.

10.8(1)(2)	Executive Employment Agreement made effective as of July 1, 2004, by and between the Registrant and Gregory J. Tibbitts.

10.9(1)(2)	Employment Offer Letter Agreement dated September 27, 2000, between the Registrant and Russell Olson.

10.110(1)(3)	Lease made as of November 1, 2000 between the Registrant and The Irvine Company, as amended.

10.11(1)(3)	Contribution Agreement entered into as of August 31, 2000, by and between the Registrant and CryoGen, Inc.

10.12(1)	License Agreement entered into as of August 31, 2000, by and between the Registrant and CryoGen, Inc.

10.13(1)	Commitment Agreement entered into as of March 24, 2005 among the Registrant and certain of its stockholders.

10.14(1)	Research and Development Agreement entered into as of August 31, 2000, by and between the Registrant and CryoGen, Inc.

10.15(4)(2)	Letter Amendment Agreement dated March 21, 2006 between the Registrant and Gregory M. Ayers.

10.16(6)(2)	Letter Amendment Agreement dated November 1, 2006 between the Registrant and Gregory M. Ayers.

10.17(7)	Second Amendment to Lease dated November 8, 2006, between the Registrant and the Irvine Company LLC.

10.18(9)	Loan and Security Agreement, dated June 21, 2007, by and among the Registrant, Silicon Valley Bank, Oxford Finance Corporation and ATEL Ventures, Inc.

10.19(9)	Form of Secured Promissory Note.

10.20(12)(3)	Development and License Agreement, dated June 28, 2007, by and among the Registrant, Boston Scientific Corporation and Boston Scientific Scimed, Inc.

10.21(13)(2)	First Amendment to Employment Agreement, dated August 31, 2007, by and between the Registrant and Edward F. Brennan.

10.22(13)(2)	First Amendment to Employment Agreement, dated August 31, 2007, by and between the Registrant and Gregory J. Tibbitts.

10.23(13)(2)	Amended and Restated Executive Employment Agreement, dated as of September 5, 2007, by and between Registrant and Helen Barold.

10.24(2)	Second Amendment to Executive Employment Agreement, dated December 12, 2007, by and between Registrant and Edward F. Brennan.

Number	Description of Document
10.25(2)	Second Amendment to Executive Employment Agreement, dated December 12, 2007, by and between Registrant and Gregory J. Tibbitts.

10.26(2)	First Amendment to Amended and Restated Executive Employment Agreement, dated December 12, 2007, by and between Registrant and Helen Barold.

21.1(1)	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page of this report.

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of CryoCor, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-123841), filed with the Securities and Exchange Commission on April 5, 2005, as amended.
(2)	Indicates management contract or compensatory plan.
(3)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(4)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.
(5)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2006
(6)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006
(7)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November14, 2006
(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007
(9)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007
(10)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007
(11)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2007
(12)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2007
(13)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007

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

Signature	Title	Date

/S/ EDWARD F. BRENNAN, PH.D. Edward F. Brennan, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2008

/S/ GREGORY J. TIBBITTS Gregory J. Tibbitts	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2008

/S/ DAVID J. COONEY David J. Cooney	Director	March 21, 2008

/S/ JERRY C. GRIFFIN, M.D., FACC Jerry C. Griffin, M.D., FACC	Director	March 21, 2008

/S/ J. MARK HATTENDORF J. Mark Hattendorf	Director	March 21, 2008

/S/ ARDA MINOCHERHOMJEE, PH.D. Arda Minocherhomjee, Ph.D.	Director	March 21, 2008

/S/ KURT C. WHEELER Kurt C. Wheeler	Director	March 21, 2008

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CryoCor, Inc.

We have audited the accompanying consolidated balance sheets of CryoCor, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CryoCor, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 of the notes to consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments as required by the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

The accompanying financial statements have been prepared assuming that CryoCor, Inc. will continue as a going concern. As more fully described in Note 1, CryoCor, Inc. has an accumulated deficit of $100.8 million and has working capital of $5.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

San Diego, California

March 19, 2008

C ryoCor, Inc.

Consolidated Balance Sheets

(in thousands except for the number of shares and par values)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$3,157	$3,025
Short-term investments	9,106	15,979
Accounts receivable, net	41	56
Inventories, net	1,090	820
Prepaid expenses and other current assets	506	555

Total current assets	13,900	20,435
Property and equipment, net	517	610
Other assets	629	297

Total assets	$15,046	$21,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$878	$212
Accrued compensation	800	1,002
Accrued clinical development liabilities	745	942
Accrued liabilities	394	429
Deferred revenue	206	78
Current debt	5,677	6,857

Total current liabilities	8,700	9,520

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2007 and 2006, respectively; zero shares outstanding at December 31, 2007 or 2006	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized at December 31, 2007 and 2006, respectively; 12,565,916 and 11,030,366 shares issued and outstanding at December 31, 2007 and 2006, respectively	13	11
Additional paid-in capital	106,982	96,709
Accumulated comprehensive income	119	114
Accumulated deficit	(100,768)	(85,012)

Total stockholders’ equity	6,346	11,822

Total liabilities and stockholders’ equity	$15,046	$21,342

See accompanying notes.

C ryoCor, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenue:
Product revenue	$258	$540	$843
Collaboration revenue	333	—	—

Total revenue	591	540	843

Operating expenses:
Cost of sales	2,710	2,468	3,101
Research and development	7,439	5,835	7,536
Selling, general and administrative	6,088	7,360	6,918

Total costs and expenses	16,237	15,663	17,555

Loss from operations	(15,646)	(15,123)	(16,712)
Interest income	883	1,147	634
Interest expense	(993)	(1,076)	(1,018)

Net loss	(15,756)	(15,052)	(17,096)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	—	(2,662)
Cumulative dividends on Series C preferred stock	—	—	(102)

Net loss attributable to common stockholders	$(15,756)	$(15,052)	$(19,860)

Basic and diluted net loss per common share	$(1.31)	$(1.40)	$(3.96)

Shares used to compute basic and diluted net loss per common share	12,002	10,773	5,010

See accompanying notes.

C ryoCor, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for the number of shares)

	Common stock		Additional paid-in in capital	Deferred stock compensation	Accumulated comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2004	51,332	$—	$24,609	$(4,568)	$151	$(50,202)	$(30,004)
Issuance of common stock in initial public offering in July 2005 for cash of $11.00 per share, net of issuance costs of $5,421	3,709,090	4	35,379	—	—	—	35,383
Conversion of 6,367,834 shares of convertible preferred stock into common stock	1,574,302	2	4	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	5,040,932	5	35,806	—	—	—	35,811
Issuance of common stock related to exercise of warrants	34,978	—	—	—	—	—	—
Dividends and accretion to redemption value of Series D redeemable convertible preferred stock	—	—	—	—	—	(2,662)	(2,662)
Deferred stock compensation related to employee stock option grants	—	—	2,956	(2,956)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,954	—	—	1,954
Cancellation of stock options issued to employees and related deferred compensation	—	—	(606)	606	—	—	—
Compensation related to stock options granted to non-employees	—	—	130	—	—	—	130
Compensation related to modification of an employee stock option	—	—	10	—	—	—	10
Issuance of common stock under stock plans, net	233,365	—	144	—	—	—	144
Warrants issued in connection with debt facility	—	—	657	—	—	—	657
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(28)	—	(28)
Unrealized gain on available-for-sale securities	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	(17,096)	(17,096)

Comprehensive loss	—	—	—	—	—	—	(17,180)

Balance at December 31, 2005	10,643,999	$11	$99,089	$(4,964)	$67	$(69,960)	$24,243

See accompanying notes.

CryoCor, Inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

(in thousands except for the number of shares)

	Common stock		Additional paid-in in capital	Deferred stock compensation	Accumulated comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2005	10,643,999	$11	$99,089	$(4,964)	$67	$(69,960)	$24,243
Share-based compensation	—	—	2,270	—	—	—	2,270
Elimination of deferred stock compensation upon adoption of SFAS 123(R)	—	—	(4,964)	4,964	—	—	—
Compensation related to stock options granted to non-employees	—	—	56	—	—	—	56
Issuance of common stock under stock plans, net	386,367	—	258	—	—	—	258
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Unrealized loss on available-for-sale securities	—	—	—	—	62	—	62
Net loss	—	—	—	—	—	(15,052)	(15,052)

Comprehensive loss	—	—	—	—	—	—	(15,005)

Balance at December 31, 2006	11,030,366	11	96,709	—	114	(85,012)	11,822
Issuance of common stock in a private placement of public equity for $5.14 per share	1,052,423	1	5,314	—	—	—	5,315
Issuance of common stock under a collaboration agreement for $6.79 per share	368,188	1	2,486	—	—	—	2,487
Share-based compensation	—	—	1,791	—	—	—	1,791
Compensation related to stock options granted to non-employees	—	—	171	—	—	—	171
Issuance of common stock under stock plans, net	114,939	—	123	—	—	—	123
Warrants issued in connection with debt facility	—	—	388	—	—	—	388
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(9)	—	(9)
Unrealized gain on available-for-sale securities	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	(15,756)	(15,756)

Comprehensive loss	—	—	—	—	—	—	(15,751)

Balance at December 31, 2007	12,565,916	$13	$106,982	$—	$119	$(100,768)	$6,346

See accompanying notes.

C ryoCor, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(15,756)	$(15,052)	$(17,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	295	489
Non-cash share-based compensation	1,962	2,326	2,094
Amortization of debt discount	208	287	227
Amortization of premium/discount on short-term investments	(542)	(276)	10
Loss on disposition of property and equipment	—	51	—
Changes in operating assets and liabilities:
Accounts receivable	12	52	(49)
Inventories	(270)	(89)	(95)
Prepaid expenses and other assets	(280)	155	(506)
Accounts payable	665	(280)	37
Deferred revenue	128	(140)	(55)
Accrued liabilities	(443)	429	490

Net cash used in operating activities	(14,044)	(12,242)	(14,454)

Investing activities
Purchases of property and equipment	(179)	(275)	(322)
Purchases of short-term investments	(18,446)	(27,928)	(22,429)
Proceeds from sales of short-term investments	25,875	32,650	2,000

Net cash provided by (used in) investing activities	7,250	4,447	(20,751)

Financing activities
Net proceeds from issuance of common stock	7,802	—	35,383
Proceeds from issuance of common stock under stock plans, net	123	258	144
Proceeds from debt	6,000	—	7,000
Principal payments on capital lease	—	(2)	(80)
Principal payments on debt	(7,000)	—	(2,083)

Net cash provided by financing activities	6,925	256	40,364
Effect of exchange rate changes on cash	1	(19)	(12)

Net increase (decrease) in cash and cash equivalents	132	(7,558)	5,147
Cash and cash equivalents at beginning of period	3,025	10,583	5,436

Cash and cash equivalents at end of period	$3,157	$3,025	$10,583

Supplemental disclosures of cash flow information:
Cash payments for interest	$687	$788	$788

See accompanying notes.

C ryoCor, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

CryoCor, Inc. (“CryoCor” or the “Company”) a Delaware corporation, is a medical technology company that has developed and manufactures a minimally invasive, disposable catheter system based on proprietary cryoablation technology for the treatment of cardiac arrhythmias.

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

Basis of Presentation

The Company has a history of recurring losses from operations and has an accumulated deficit of $100.8 million as of December 31, 2007. As of December 31, 2007, the Company had available cash, cash equivalents and short-term investments totaling $12.3 million and working capital of $5.2 million. Additionally, the Company will require additional cash funding to execute against its strategic plan for 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenue adequate to support its cost structure. The Company does not have sufficient working capital to fund its planned operations through December 31, 2008; therefore, it is actively seeking additional debt or equity financing. There can be no assurances that there will be adequate financing available to the Company. If the Company cannot obtain sufficient additional financing in the short-term, the Company may be forced to restructure or significantly curtail the Company’s operations, file for bankruptcy or cease operations. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and CryoCor GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The financial statements of CryoCor GmbH are measured using the euro as the functional currency. For purposes of consolidation, the assets and liabilities of this subsidiary are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting measurement gains or losses are recognized as a component of other comprehensive income. With the exception of long-term advances from CryoCor, which are denominated in United States dollars and are considered long-term investments in nature, transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the years ended December 31, 2007, 2006 and 2005.

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses through December 31, 2007.

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

The Company has three principal products that can be sold to customers, specifically the console that generates the cryoenergy, a disposable catheter that delivers the cryoenergy to the target site, and a disposable sheath that helps position the catheter. While the Company may sell consoles in the future, its current revenues are generated by the sales of catheters and sheaths, with catheters comprising approximately 95%, 95% and 93% of the 2007, 2006 and 2005 product revenues, respectively.

The Company’s current European customers do not typically purchase consoles and the Company’s current business practice in Europe is to loan consoles free of charge to medical centers to stimulate sales of disposable products. The Company does not intend to reclaim the consoles; however, the Company retains the right to do so in the event it becomes dissatisfied with the medical center’s use of the console. The Company has not modified the pricing of its disposable catheters to recover the cost of its consoles. Therefore, there is no revenue attributable to its consoles and, accordingly, the consoles are expensed upon shipment to the customer. In the event the Company elects to sell consoles in the future, the Company does not intend to offer a right of return on the consoles.

Historically, customers had the right to return catheter and sheath products until one month following the expiration date of the product, which had been six months after production. Effective October 1, 2006, the catheter and sheath products expire one year and two years after production, respectively. Therefore, the Company modified its return policy such that the Company will no longer grant a right to return products for other than warranty purposes. As the Company has had limited sales of its products, it currently recognizes revenues when the customer has paid for the product and the right of return, if any, has expired.

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

As the Company begins selling its products in the United States for the treatment of AFL and if they gain market acceptance and our sales volumes increase, the Company will monitor our shipments, returns, maintenance costs and bad debts. Eventually, the Company anticipates recording revenues upon shipment, accruing estimated warranty costs and estimated returns as a reduction of revenue upon shipment and accruing bad debts as a selling, general and administrative cost.

Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from the Company’s collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by the Company’s collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. The Company defers non-refundable upfront fees under its collaborations and recognize them over the period in which they have significant involvement or perform services, using various factors specific to each collaboration. Amounts they receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Advance payments the Company receives in excess of amounts earned are classified as deferred revenues until earned.

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

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

Share-Based Payments

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) as interpreted by the SEC’s SAB No. 107 (“SAB 107”), using the prospective method and the modified prospective method. Therefore, the Company did not restate its financial results for prior periods. In accordance with SFAS 123(R), the Company utilized the prospective method for stock options granted prior to its initial public offering as the Company had used the minimum value method of measuring the fair value of these options for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Therefore, unless modified in the future, these options are excluded from the adoption of SFAS 123(R). The Company utilized the modified prospective method for stock options granted subsequent to its initial public offering as the Company had used the fair-value-based method of measuring the fair value of these options for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized during the year ended December 31, 2007 and 2006 included the following: (a) share-based compensation cost associated with options granted prior to the Company’s initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of the Company’s initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

During 2004 and the first half of 2005, prior to the completion of the Company’s initial public offering, 1,194,366 stock options were granted to employees at exercise prices that were below the deemed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation was recorded into stockholders’ equity during 2004 and 2005 in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). The deferred stock compensation was being amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. During the year ended December 31, 2005, amortization of deferred stock compensation was $2.0 million. In accordance with SFAS 123(R), the Company eliminated the remaining $5.0 million balance of deferred compensation against paid in capital on the date of adoption of SFAS 123(R) but, as noted above, continues to recognize the related compensation cost in the statement of operations.

Share-Based Compensation Costs under FAS123(R) for the Years Ended December 31, 2007 and 2006

The compensation costs that have been recognized on our statement of operations for employee and non-employee director share-based compensation arrangements were as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006
Share-based employee compensation costs included in:
Cost of sales	$423	$400
Research and development	591	492
Selling, general, and administrative	777	1,378

Total share-based employee compensation costs	1,791	2,270
Income tax benefit recognized	—	—

Impact on net loss	$1,791	$2,270

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

As a result of adopting SFAS 123(R), the Company recognized share-based employee compensation expense of $815,000 and $510,000 during the years ended December 31, 2007 and 2006, in addition to $976,000 and $1.8 million in compensation expense recorded as required under APB 25, respectively. These amounts are all included in the table above.

The amount of share-based compensation associated with the cost of production is not significant; therefore, the Company did not capitalize any share-based compensation cost as part of inventory during the year ended December 31, 2007 or for any prior periods.

There were no significant modifications to the Company’s share-based employee payment plans during the periods presented that resulted in any incremental compensation cost.

Pro Forma Information under FAS123 for the Year Ended December 31, 2005

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

For purposes of this pro forma disclosure, the Company estimated the value of the stock options using the Black-Scholes option valuation model and amortized that value to expense over the stock options’ vesting periods. The Company allocated this fair value to the pro forma compensation expense using the straight-line attribution method. Per the requirements of SFAS 123(R), the deduction of share-based compensation expense in the above table excludes all stock option grants historically valued using the minimum value method. Therefore, the table above does not include any information related to the first half of 2005, as all options granted prior to the Company’s July 2005 initial public offering were valued using the minimum value method.

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

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As share-based compensation expense recognized in the financial statements under SFAS 123(R) is based on awards that are ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated to be 4% for stock options granted during 2007 and 2006 based upon historical forfeitures.

	Years ended December 31,
	2007	2006	2005
Expected volatility	89%	78%	0% – 70%
Expected term	5.97 years	5.72 years	6 years
Risk-free interest rate	4.63%	4.75%	3.52%
Expected dividends	0%	0%	0%

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of the eligible items and cannot estimate the impact, if any, that SFAS 159 will have on the Company’s consolidated results of operations and financial condition.

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

	Years ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(15,756)	$(15,052)	$(19,860)

Denominator:
Weighted-average common shares outstanding	12,004	10,784	5,090
Weighted-average unvested common shares subject to repurchase	(2)	(11)	(80)

Denominator for basic and diluted net loss per share attributable to common stockholders	12,002	10,773	5,010

Basic and diluted net loss per share attributable to common stockholders	$(1.31)	$(1.40)	$(3.96)

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation
Options to purchase common stock	1,663	1,329	1,086
Warrants to purchase common and convertible preferred stock	756	83	83

	2,419	1,412	1,169

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3. Balance Sheet Information

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007, the Company’s cash and cash equivalents were held in financial institutions in the United States and consist of deposits in money market funds and asset-backed commercial paper, which were unrestricted as to withdrawal or use.

Investment Securities

Investment securities generally consist of corporate debt securities and asset-backed securities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value below cost of any available-for-sale security that is determined to be other than temporary results in a revaluation of its carrying amount to fair value and an impairment charge to earnings, resulting in a new cost basis for the security. No such impairment charges were recorded for the periods presented. As of December 31, 2007, the Company owned no auction rate securities.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. Interest income is recognized when earned.

As of December 31, 2007 and 2006, the contractual maturity of all investment securities was less than one year. The composition of investments and gross unrealized gains and losses at December 31, 2007 and 2006 were as follows (in thousands):

	December 31, 2007				December 31, 2006
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate debt securities	$7,840	$19	—	$7,859	$12,735	$6	—	$12,741
Asset-backed securities	1,246	1	—	1,247	3,238	—	—	3,238

	$9,086	$20	$—	$9,106	$15,973	$6	$—	$15,979

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$656	$612
Work in process	52	38
Finished goods	420	208

	1,128	858
Reserves for excess and obsolete inventory	(38)	(38)

Inventory, net	$1,090	$820

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Manufacturing and laboratory equipment	$1,191	$1,080
Computers and software	869	835
Office furniture and equipment	587	562
Leasehold improvements	441	441

	3,088	2,918
Less accumulated depreciation and amortization	(2,571)	(2,308)

	$517	$610

Depreciation and amortization expense from operations related to property and equipment for the years ended December 31, 2007, 2006 and 2005 was $272,000, $295,000 and $489,000, respectively.

Restructuring Accrual

The Company recorded restructuring charges of approximately $252,000 in connection with the closing of CryoCor GmbH during 2006 and $30,000 remains accrued on the balance sheet at December 31, 2007, primarily due to payments owed on the remaining term of the facility lease, which will run through June 2008. The Company has not incurred any additional restructuring costs in connection with the closing of CryoCor GmbH subsequent to June 30, 2006.

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

The Company historically leased certain equipment under capital lease obligations. In July 2001, the Company executed a lease line of $850,000 with a financial institution and in May 2002, extended the lease line to a total of $1.5 million. The lease line was intended to fund equipment acquisitions and leasehold improvements. The capital leases were all paid off as of December 31, 2006.

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

Annual future minimum obligations for operating leases as of December 31, 2007 are as follows (in thousands):

2008	290
2009	3

Total minimum lease payments	$293

Rent expense was $410,000, $422,000 and $398,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Long-Term and Short-Term Debt

In July 2003, the Company executed a term loan agreement for $3.0 million with a financial institution. Under this agreement, the Company made interest-only payments for the first six months following its execution and would make principal payments to fully amortize the advance over the subsequent 36-month term.

In March 2005, the Company entered into an agreement whereby it borrowed $7.0 million from a financial institution (the “facility”). As part of this transaction, the Company paid off its existing term loan which had an outstanding balance of $1.8 million at the time of the pay off. The facility bore interest at a rate of 11.25% per annum and required monthly interest-only payments through June 2007, at which time all remaining principal was due and payable. In conjunction with the facility, the Company issued two warrants to purchase a total of 68,288 shares of common stock. The fair value of the warrants was $657,000 based upon an estimated fair value upon the date of grant of $13.43 per common share, an estimated life of six years, a volatility rate of 70% and a risk free interest rate of 4.34%. The fair value of the warrant was recorded as a discount to the facility and was amortized to interest expense on a straight-line basis over the term of the loan. The warrants are exercisable through 2015.

In June 2007, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance Corporation, ATEL Ventures, Inc. and Silicon Valley Bank (together, the “Lenders”) that provides the Company with a $14.0 million credit facility (the “credit facility”), as evidenced by secured promissory notes. The Company paid off its previous outstanding debt facility in full prior to entering into the Loan Agreement. The credit facility is available in two draws, with the first draw of $6.0 million received in June 2007, and the second draw of $8.0 million available for borrowing after the occurrence of both of the following conditions: (i) approval is received from the FDA of the Company’s application for pre-market approval for the treatment of right atrial flutter with the CryoCor Cardiac Cryoablation System (which occurred in August 2007), and (ii) the Company receives unrestricted net cash proceeds of at least $20.0 million from the closing of an equity financing. Upon the applicable drawdown, the Company will make interest-only payments for the first six months following each advance, and will then make principal payments to fully amortize the advance over the subsequent 30-month term (the “Term Loan”). The Term Loan bears interest at a rate of 11.77% per annum. The Loan Agreement provides that the credit facility is secured by the Company’s assets, excluding intellectual property.

In connection with entering into the Loan Agreement, the Company issued warrants to the Lenders to purchase 93,697 shares of common stock at a price of $5.23 per share. The fair value of the warrants was $388,000 based on the stock price on the date of grant of $4.81 per common share, an expected life of ten years, an estimated volatility rate of 86%, and an estimated risk-free interest rate of 5.12%. The fair value of the warrants was recorded as a discount to the credit facility and is being amortized to interest expense on a straight-line basis over the 36-month term of the loan. The remaining unamortized fair value of the warrants is $323,000 at December 31, 2007. The warrants are exercisable through June 2017.

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pursuant to the terms of the Loan Agreement, the Company is subject to a material adverse change clause, which permits the holder of the note to call the balance if a material adverse change occurs. A material adverse change is defined as, (i) a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral; (ii) a material adverse change in the business, operations, or condition (financial or otherwise) of the Company; or (iii) a material impairment of the prospect of repayment of any portion of the obligations. Due to the Company’s current financial condition, it has classified the entire principal balance as current although the contractual payment structure requires the Company to make monthly payments through July 2010.

In accordance with the Loan Agreement, the Company is subject to certain non-financial covenants. The Company was in compliance with all covenants at December 31, 2007.

Long-term and short-term debt consisted of the following at December 31 (in thousands):

	2007	2006
Short-term debt	$6,000	$7,000
Less: debt discount	(323)	(143)

	$5,677	$6,857

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

Preferred Stock

In conjunction with the initial public offering, all outstanding shares of preferred stock were converted to common stock. Prior to the conversion of the preferred stock to common stock, the Company recorded accretion to the redemption value of the preferred stock and cumulative dividends on certain series of preferred stock. In 2005, the Company recorded $2.8 million for dividends and accretion.

Common Stock

In April 2007, the Company completed a private placement of its common stock, raising a total of $5.5 million. The Company issued 1,052,423 shares of common stock under the private placement, at a price of $5.14 per share, representing the closing bid price on the Nasdaq Stock Market on the date the securities purchase agreement was signed.

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warrants

In March 2005, the Company issued a warrant to purchase 68,288 shares of common stock in connection with a debt facility (see Note 4).

During April 2007, in connection with the Company’s private placement of common stock, investors purchased warrants that are exercisable, in total, for 578,824 shares of common stock at an exercise price of $5.14 per share. The warrants were purchased by the investors at a price of $0.07 per warrant share and were recorded as equity in accordance with the FASB’s Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrants became exercisable six months after the issuance, and the warrants expire in April 2012.

In June 2007, the Company issued warrants to purchase 93,697 shares of common stock in connection with a loan and security agreement (see Note 4).

As of December 31, 2007, the Company had outstanding warrants to purchase 756,319 shares of common stock.

Note 6. Collaboration Agreement

In June 2007, the Company entered into a development and license agreement with BSC pursuant to which the Company may develop certain products and license to BSC intellectual property to permit BSC to commercialize certain products. The agreement provides for payments by BSC to the Company as consideration for the Company’s performance of its development obligations and also provides for possible royalty payments by each party to the other party if certain elections are made. The Company will conduct development activities under the agreement pursuant to a development plan that sets forth a description of items to be provided, including specifications and requirements. In conjunction with signing the agreement, the Company received an advance payment of $500,000 against the development milestones which was recorded as deferred revenue when initially received. We may receive additional payments based upon the successful completion of the development milestones, and will receive royalty payments if either the balloon product or the console being developed under the development and license agreement are sold.

Per our revenue recognition policy, revenue from a milestone achievement is recognized when earned based on several criteria. If not earned, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. Therefore, advance payments the Company receives in excess of amounts earned are classified as deferred revenues until earned. At December 31, 2007, $167,000 of the advance payment received from BSC remains deferred and will be recognized through March 31, 2008.

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 7. Employee and Non-employee Stock Benefit Plans

Equity Compensation Plans

The Company currently has three active share-based compensation plans (collectively “the Plans”): the 2000 Stock Option Plan, the 2005 Equity Incentive Plan and the Non-Employee Director Plan. As of December 31, 2007, 1,662,522 shares of the Company’s common stock were reserved for issuance upon exercise of options granted by the Company and 97,107 shares were available for future grant for issuance under the Plans. The Plans provide for the grant of incentive and non-statutory stock options and restricted stock awards to employees, non-employee directors and outside consultants.

The exercise price of incentive stock options must equal at least the fair market value on the date of grant and the exercise price of non-statutory stock options may be not less than 85% of the fair market value on the date of grant. Stock options granted under the Plans expire no later than ten years from the date of grant. Stock options generally vest over a period of four years. Unvested common shares obtained through early exercise of stock options are subject to repurchase by the Company at the original issue price. Since its initial public offering, the Company no longer permits the early exercise of stock options. During the years ended December 31, 2007, 2006 and 2005, 565 shares, 5,065 shares and 2,966 shares have been repurchased by the Company, respectively. At December 31, 2007, 2006 and 2005, 400, 3,668 and 64,801 shares were subject to repurchase, respectively.

Information under FAS123(R) for the Year Ended December 31, 2007 and 2006

A summary of stock options under the Plans as of December 31, 2007 and activity during the two years then ended are as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2005	1,085,914	$1.32
Options granted	866,176	$2.73
Options exercised	(381,820)	$0.63
Options forfeited	(241,545)	$1.87

Options outstanding at December 31, 2006	1,328,725	$2.33
Options granted	527,305	$3.12
Options exercised	(103,263)	$0.91
Options forfeited	(90,245)	$3.84

Options outstanding at December 31, 2007	1,662,522	$2.59	8.11	$1,338

Options vested and expected to vest at December 31, 2007	1,573,823	$2.58	8.09	$1,282

Options vested and exercisable at December 31, 2007	705,707	$2.38	7.57	$745

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2007 and 2006 was $2.39 and $1.89, respectively. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the options at December 31, 2007 (“in-the-money options”). The total intrinsic value of options exercised during the year ended December 31, 2007 was $323,000.

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007, $3.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans is expected to be recognized over a weighted-average period of 1.6 years.

Cash proceeds from the exercise of stock options were $94,000, $240,000 and $147,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2007, 2006 and 2005.

Information under FAS123 for the Year Ended December 31, 2005

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

The weighted-average fair value of options granted during 2005 was $11.87. At December 31, 2005, the weighted-average remaining contractual life of outstanding options was 8.59 years.

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

	Years Ended December 31,
	2007	2006	2005
Expected volatility	95%	81%	70%
Expected term	9.51 years	10 years	10 years
Risk-free interest rate	4.59%	4.51%	4.34%
Expected dividends	0%	0%	0%

During the years ended December 31, 2007 and 2005 the Company granted options to purchase 45,000 and 4,838 shares, respectively, of common stock to consultants at a weighted-average exercise price of $2.76 and $0.62 per share, respectively. No options were granted to non-employees during 2006; however, three employees converted to consultants during the year. As part of their consultancy contracts, some of their option grants

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

continued to vest and were therefore treated under EITF 96-18 subsequent to employment termination. All options generally vest over a four-year period and have a ten year life. The related stock-based compensation expense related to non-employees was $171,000, $56,000, and $130,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) for all eligible employees to purchase its common stock through payroll deductions at 85% of the lower of the stock’s fair market value on the first day of the offering or the last day of the purchase period. Purchases are limited to 15% of each employee’s compensation. In addition, the Board of Directors has specified that the maximum number of shares of common stock that may be purchased by any participant on any purchase date during any offering commencing prior to September 17, 2007 was 483 shares; any offering commencing on or after September 17, 2007 has a 1,500 share maximum on any purchase date. As of December 31, 2007, the Company had issued 21,853 shares over the life of the ESPP at an average price of $2.31. At December 31, 2007, 139,437 shares were reserved for future issuance under the ESPP.

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

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Expected volatility	86% – 103%	78%	70%
Expected term	0.5 – 2 years	0.5 – 2 years	1.41 years
Risk-free interest rate	4.1% – 5.1%	2.0% – 5.1%	2.5%
Expected dividends	0%	0%	0%

Cash received from ESPP contributions for the year ended December 31, 2007, 2006 and 2005 was $30,000, $18,000 and $9,000, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2007, 2006 and 2005.

Note 8. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely–than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained upon examination. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For public companies, FIN 48 became effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the United States and state tax authorities due to the carry forward of unutilized net operating losses and research and development credits carried forward.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows. At December 31, 2007, the Company had net deferred tax assets of $10.1 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not performed a Section 382 analysis to determine the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been performed the Company has removed the deferred tax assets for net operating losses of $22.5 million and research and development credits of $3.1 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2007, the Company had Federal and California income tax net operating loss carry forwards of approximately $58.1 million and $38.1 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $2.0 million and $1.7 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2020 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely.

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are listed below. A valuation allowance of $10.1 million and $29.2 million at December 31, 2007 and 2006, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$—	$17,798
Research and development credits	—	2,673
Capitalized research and development	9,358	8,072
Other, net	723	612

Total deferred tax assets	10,081	29,155
Valuation allowance	(10,081)	(29,155)

Net deferred tax assets	$—	$—

CryoCor, Inc.

Notes to Consolidated Financial Statements—(Continued)

The change in the valuation allowance is primarily attributable to the removal of the deferred tax assets related to the net operating losses and research and development credits carried forward offset by the change in the current year deferred tax assets.

A portion of the net operating loss carry forwards as of December 31, 2007 include amounts related to stock option deductions. Under FAS 123R, any excess tax benefits from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to Additional Paid in Capital.

Note 9. 401(k) Defined Contribution Plan

During 2000, the Company adopted a 401(k) defined contribution plan (the “401(k) Plan”) that covers substantially all full time employees, as defined, who meet certain age requirements. Employees may contribute up to a maximum of 25% of their annual compensation (subject to a maximum limit imposed by federal tax law). The Company may make qualified non-elective contributions to the Plan. The amount of such contribution for each plan year shall be an amount determined by the Company. The allocation of qualified non-elective contributions shall be made to the accounts of non-highly compensated participants only. Employer contributions begin vesting upon completion of two years of service and become fully vested upon six years of service. As of December 31, 2007, the Company had made no contributions to the 401(k) Plan.

Note 10. Quarterly Financial Information (unaudited)

Summarized quarterly results of operations for the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Year ended December 31, 2007
	First	Second	Third	Fourth
Product revenue	$66	$72	$46	$74
Collaboration revenue	—	—	167	166
Cost of sales	628	651	683	748
Research and development expenses	1,588	1,920	2,191	1,740
Net loss attributable to common stockholders	(3,432)	(3,939)	(4,034)	(4,351)
Basic and diluted net loss per common share	(0.31)	(0.33)	(0.32)	(0.35)

	Year ended December 31, 2006
	First	Second	Third	Fourth
Product sales	$113	$159	$214	$54
Cost of sales	763	547	542	616
Research and development expenses	1,531	1,395	1,369	1,540
Net loss attributable to common stockholders	(4,271)	(3,570)	(3,363)	(3,848)
Basic and diluted net loss per common share	(0.40)	(0.33)	(0.31)	(0.36)