Form 10-K/A
period 2007-12-31
CRYOCOR INC
filed 2008-04-22
CIK 1125294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of registrant’s common stock outstanding on April 15, 2008 was 13,138,921.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 21, 2008 (the “Original Filing”). The Registrant is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current directors, executive officers and other key employees and their ages as of March 1, 2008:

Name	Age	Position(s)
Executive Officers and Directors
Edward F. Brennan, Ph.D.	56	President and Chief Executive Officer, and Director
Gregory J. Tibbitts	40	Vice President, Finance and Chief Financial Officer
Helen S. Barold, M.D., MPH, FACC, FHRS	42	Chief Medical Officer
David J. Cooney(1)(2)	38	Director
Jerry C. Griffin, M.D.(1)(3)	63	Director
J. Mark Hattendorf(1)	57	Director
Arda M. Minocherhomjee, Ph.D.(2)	54	Director
Kurt C. Wheeler(2)(3)	55	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers and Directors

Edward F. Brennan, Ph.D., age 56, has served as our Chief Operating Officer since January 2005, our President since March 2005 and our Chief Executive Officer and a member of our Board of Directors since March 2006. From January 2004 to February 2005, Dr. Brennan consulted for various technology companies. From January 2001 to December 2003, Dr. Brennan was Managing Director for Perennial Ventures, a venture fund focused on early-stage investing in technology companies. From January 2000 to December 2000, Dr. Brennan served as Vice President of Tredegar Investments, a venture capital investment company. Dr. Brennan was also Executive Vice President for CardioGenesis Corp., a medical device company, from June 1995 to December 1999, where he was responsible for domestic and international clinical programs, regulatory affairs, quality systems and scientific research activities. He was the Chairman of Hemosense, Inc. until November 2007 when the company was sold to Inverness Medical Innovations. He serves on the Board of Directors of Kilroy Realty Inc., and serves or has served on the boards of a number of privately-held technology companies. He also serves on the board of trustees of the San Francisco Waldorf School. Dr. Brennan received a B.A. in Chemistry and Biology and a Ph.D. in Biology from the University of California, Santa Cruz.

Gregory J. Tibbitts, age 40, has served as our Vice President, Finance and Chief Financial Officer since July 2004. From April 2000 to June 2004, he held various positions including Chief Financial Officer with Elitra Pharmaceuticals Inc., a biotechnology company. From December 1996 to March 2000, Mr. Tibbitts was a senior manager in the audit department of Ernst & Young LLP, specializing in the biotechnology, medical device and other high technology industries. He also worked with Ernst & Young LLP from September 1989 to April 1993 before joining the mortgage banking division of ITT Financial as their Controller. Mr. Tibbitts received a B.A. in Business Administration from the University of San Diego and an M.B.A. in Finance from San Diego State University. He is a Certified Public Accountant in the State of California.

Helen S. Barold, M.D., MPH, FACC, FHRS, age 42, has served as our Chief Medical Officer since August 2006. From 2002 until 2006, Dr. Barold practiced in cardiology and cardiac electrophysiology at the National Naval Medical Center in Bethesda, Maryland. From 2000 to 2002, Dr. Barold worked as a Medical Officer for the United States Food and Drug Administration, in the office of device evaluation of the Center for Devices and

Radiological Health. She received her M.D. from the University of Rochester and her Masters in Public Health from Johns Hopkins University, completed her Internal Medicine residency at Johns Hopkins Hospital, and her Cardiology and Electrophysiology residency at Duke University.

David J. Cooney, age 38, has served as a member of our Board of Directors since January 2002. Since February 1997, Mr. Cooney has worked with, and is currently a Partner of, Beecken Petty O’Keefe & Company, a private investment management firm focused exclusively on the healthcare industry which, together with Healthcare Equity QP Partners, L.P. and its affiliates, is one of our principal stockholders. From October 1995 to February 1997, Mr. Cooney worked in the Corporate Finance Department at Smith Barney in New York, specializing in public offerings and mergers and acquisitions for healthcare companies. Mr. Cooney serves on the boards of directors of a number of privately-held healthcare companies. He received a B.S. in History from the University of Illinois and an M.P.P. from Georgetown University with a specialization in Finance.

Jerry C. Griffin, M.D., age 63, has served as a member of our Board of Directors since March 2001. Dr. Griffin currently is the President of Griffin & Schwartz Scientific Services Inc., a management consulting firm. From September 1999 to 2006, Dr. Griffin served as President, Chief Executive Officer and as a director of POINT Biomedical Corporation, a developer of pharmaceutical products for use with ultrasound imaging. From September 1992 to November 1998, Dr. Griffin was employed by InControl, Inc., where he served most recently as Executive Vice President and was responsible for worldwide regulatory affairs and clinical development activities. From July 1977 to August 1992, Dr. Griffin was a faculty member in the Department of Medicine, Division of Cardiology at several teaching institutions, including Professor of Medicine at the University of California at San Francisco, Assistant Professor at Baylor College of Medicine and Clinical Assistant Professor of Medicine at Stanford University. He also serves on the board of directors of one publicly held company, Sciele Pharma, Inc., and serves or has served on the board of directors of several privately-held medical device and biotechnology companies. Dr. Griffin received a B.S. from the University of Southern Mississippi, an M.D. from the University of Mississippi.

J. Mark Hattendorf, age 57, has served as a member of our Board of Directors since July 2006. Mr. Hattendorf has over 30 years of experience in accounting, finance and business management, including as the senior financial officer for a number of publicly and privately-held companies. From April 2005 to October 2006, Mr. Hattendorf was Chief Financial Officer of EWI Holdings, a software company in San Diego. From July 2001 to April 2005 and from October 2006 to the present he has been an independent financial and business consultant advising clients on acquisitions and due diligence, negotiation strategies and financing strategies. He has experience serving on the board of directors of publicly-held and not-for-profit entities. Mr. Hattendorf began his career with KPMG’s predecessor firm, Peat Marwick Mitchell & Co. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and an M.B.A. in Finance from Loyola Marymount University in Los Angeles, California.

Arda M. Minocherhomjee, Ph.D., age 54, has served as a member of our Board of Directors since June 2003. He is currently a partner at Chicago Growth Partners. Since 1998, he has served as a managing director of William Blair Capital Partners and prior to that was a Principal and senior healthcare analyst at William Blair & Company. He currently serves on the board of directors of Favrille, Inc., a biopharmaceutical company, as well as several privately-held pharmaceutical and medical device companies. Dr. Minocherhomjee received a M. Sc. in Pharmacology from the University of Toronto and an M.B.A. from the University of British Columbia, and was a post-doctoral fellow in pharmacology at the University of Washington Medical School.

Kurt C. Wheeler, age 55, is our Chairman and has served as a member of our Board of Directors since September 2000. Mr. Wheeler is a Managing Director at Clarus Ventures LLC, a company he co-founded in 2005. Since 1999, Mr. Wheeler has served as a General Partner of MPM Bioventures II-III funds. He currently serves on the board of directors of two publicly-held companies, Alsius, Inc. and Somaxon Pharmaceuticals. In addition, Mr. Wheeler serves on the boards of a number of privately held life science companies. He holds a degree from Brigham Young University and an M.B.A. from Northwestern University, where he serves on the Kellogg Alumni Advisory Board.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; review and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Audit Committee is currently composed of three directors: Messrs. Cooney, Griffin and Hattendorf. The Audit Committee met five times during the fiscal year. The Audit Committee has adopted a written charter that is available to stockholders on the Company’s website at www.cryocor.com.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). Mr. Hattendorf is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Hattendorf qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Hattendorf’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting and private companies.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of management and the Board, and developing a set of corporate governance principles for the Company. The Nominating and Corporate Governance Committee is composed of two directors: Messrs. Griffin and Wheeler. In addition, Robert Adelman, M.D., a former member of our Board of Directors, served as a member of the Nominating and Corporate Governance Committee until May 2007. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee did not meet separately during the fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.cryocor.com.

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 9717 Pacific Heights Blvd., San Diego, CA 92121, prior to February 7, 2009, but not earlier than January 8, 2009. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that three reports, covering a three separate stock option issuance transactions, were filed late by Dr. Brennan, Dr. Barold, and Mr. Tibbitts, due to administrative error.

CODE OF ETHICS

The Company has adopted the CryoCor Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.cryocor.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Company’s Compensation Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors, the annual compensation and compensation procedures for the three named executive officers of the Company: the President and Chief Executive Officer, the Chief Financial Officer and the Chief Medical Officer. The Compensation Committee is comprised of independent directors within the meaning of the applicable SEC and Nasdaq rules. The Compensation Committee responsibilities and duties are outlined in detail under the heading “Information Regarding the Committees of the Board of Directors—Compensation Committee” and the Compensation Committee charter, which is available on our website at www.cryocor.com.

Objectives of Compensation Program

The primary objective of our compensation program is to attract and retain qualified, highly competent members of executive management who are enthusiastic about the Company’s mission and opportunity. A further objective of our compensation program is to provide incentives and reward our executive management for their contribution to the Company. In addition, we strive to promote an ownership mentality among executive management and the Board of Directors, and to clearly align the financial interests of our executive management with stockholders in the Company.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward increases in the enterprise value of the Company and each member of executive management’s contribution in achieving our corporate goals. In measuring a named executive officer’s contribution to the Company, the Compensation Committee considers numerous factors including the Company’s performance in achieving its established milestones and how the Company has been positioned to succeed in the future. We do not align incentive compensation with the performance of our stock price; however, our executive management receives stock options that will allow them to benefit from improvements in the performance of our stock. At its current stage of development, the Company is not measured by the growth in its revenues, but rather based upon its ability to achieve clinical and regulatory milestones, and manage its cash resources. Accordingly, our compensation program rewards progress in completing clinical trials and obtaining regulatory approvals for our product, good management of our cash position, and accessing capital in a manner that considers the needs of the Company’s stockholders while maintaining adequate resources to ensure rapid corporate progress.

To aid the Compensation Committee in performing its duties, our Chief Executive Officer provides recommendations concerning the compensation of the Chief Financial Officer and Chief Medical Officer. The Compensation Committee deliberates and discusses the performance of the Chief Executive Officer and is solely responsible for determining the Chief Executive Officer’s compensation. Additionally, each named executive officer participates in establishing the key policies for the Company as well as the objectives of the Company as a whole. Similarly, our named executive officers are asked to provide feedback not only on their own performance, but also of our entire organization. We see this process both as the optimal means of assembling accurate information regarding the expectation and realization of performance, as well as an integral part of our culture of collaborative, team-oriented management.

Elements of the Company’s Compensation Plan and Why We Chose Each (How Each Relates to Objectives)

The total annual compensation of our named executive officers consists of base salary, non-equity incentive plan awards and equity incentive plan awards. It is the Compensation Committee’s intention to set total executive compensation sufficiently high to attract and retain a strong, motivated leadership team, but not so high that it creates a negative perception with our other stockholders.

Base Salary

The amount of base salary paid during 2007 to each of our named executive officers is shown in the “Summary Compensation Table” below. The initial base salaries were established after taking into account the named executive officer’s qualifications, experience, prior salary, competitive salary information and internal equity. Each named executive officer’s salary is reviewed annually by the Compensation Committee. When considering annual base salary increases, the Compensation Committee considers total compensation which is comprised of base salary, non-equity incentive plan awards, equity incentive plan awards and discretionary bonus payments.

Non-Equity Incentive Plan Awards

Our non-equity incentive plan awards are based upon the achievement of corporate goals as established by the Company’s Board of Directors, and are included in compensation to provide a cash incentive to our management based on our annual accomplishments. We believe the non-equity incentive plan awards are aligned with the interests of our stockholders, which we believe is primarily the growth and return on invested capital.

Equity Incentives Plan Awards

Each of our named executive officers receives stock option grants on a periodic basis under the Company’s 2005 Plan. We believe the stock option grants represent the primary financial incentive to our executive management and balance the payment of base salary and non-equity incentive plan awards, which are short-term in nature, with the objective of the Board of Directors to build stockholder value over an extended period of time. Executive officers receive stock option grants when the Compensation Committee has reviewed their current equity holdings and determined that based upon the size and value of their unvested stock option holdings, additional equity incentive awards are appropriate. Where appropriate, the Compensation Committee sets the vesting of stock options on performance conditions, or milestones, to ensure that the stock options are earned in a manner consistent with the achievement of corporate objectives. The Compensation Committee has selected this type of vesting schedule in order to directly align the financial interests of our executive management with the achievement of the Company’s key corporate goals, which we believe increases the enterprise value, and ultimately the stockholder value, of the Company.

Stock option grants for our existing non-executive employees are recommended by management and approved by the Board of Directors on an annual basis. All of our non-executive employees receive an annual stock option grant to align their financial interests with the interests of our stockholders, which are noted above. While our stock option grants to non-executive employees typically vest over a four-year period, in unusual circumstances, we will adjust the vesting based on the recommendation of executive management. As an example, in January 2006, after we received a letter from the United States Food and Drug Administration, or FDA, informing us that our application for premarket approval, or PMA, for atrial flutter was not approvable at that time, we were concerned about losing a number of non-executive employees, which we felt would hinder our ability to rebuild the enterprise value of the Company. Accordingly, we took two steps to incentivize employees to remain with the Company. All non-executive employees received a one-time stock option grant of at least 3,000 shares at $2.77 per share (the closing price on the date of grant) that vests ratably on a monthly basis over a two-year period. The second action was to approve a cash retention bonus program, such that all non-executive employees who remained employed by the Company through August 31, 2007 were paid a one-time cash bonus of 20% of their annual salary at the time the program was established. We believe these two actions were successful in retaining substantially all of the employees of the Company and we are evaluating similar cash and equity-based retention programs to incentivize our employees to continue their future employment with the Company.

Discretionary Bonuses

The Compensation Committee may elect to pay discretionary bonuses to an executive officer in consideration of unique circumstances or accomplishments not considered in the base salary, non-equity incentive plan awards and equity incentive plan awards. A discretionary bonus may be awarded if the Compensation Committee believes a specific accomplishment or set of circumstances results in a benefit to the Company beyond what is considered when establishing the other components of compensation, specifically, base salary, non-equity incentive plans, and equity incentive plans. Discretionary bonuses are intended to be granted as an exception, versus as a recurring compensatory practice.

How the Company Chose Amounts and/or Formulas for Each Element

Each named executive officer’s current and prior compensation is considered in setting future compensation. In addition, the Compensation Committee reviews the compensation practices of other similarly sized and positioned companies. The Compensation Committee periodically engages outside compensation consultants to advise the committee on compensation practices in the industry. For example, during late 2005, the Compensation Committee engaged Towers Perrin as compensation consultants. The Compensation Committee requested that Towers Perrin:

•	evaluate the compensation of our executive management, to ensure that they were compensated at a level consistent with market compensation; and

•	assist in refining the Company’s compensation strategy and in developing and implementing an executive compensation program to execute that strategy.

As part of its engagement, Towers Perrin was requested by the Compensation Committee to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. Towers Perrin used the following market references to compare our executive total compensation practices and levels to those in the market:

•

Select Southern California Life Science Companies—17 companies in the Southern California region with whom we compete for talent with similar scope characteristics as the Select National Peer Group; and

•	Radford Biotechnology Executive Compensation Report—A national survey of executive compensation levels and practices that covers approximately 1,300 positions in 550 organizations.

Towers Perrin ultimately developed recommendations of appropriate compensation ranges that were presented to the Compensation Committee for consideration. The exact base salary, equity compensation, and non-equity incentive plan awards eligibility were chosen in an attempt to balance our competing objectives of fairness to all stockholders and attracting/retaining the best executive candidates. While we do not have a formal targeted pay position relative to the market, our goal is to pay between the 50th and 75th percentile for all compensation elements.

The quantity of stock options granted to newly hired employees is based on an option matrix previously approved by our Board of Directors that establishes ranges of stock option grants for the various grades of our job matrix. The Non-Officer Stock Option Committee has the latitude to determine the appropriate size of stock option grant within the Board of Directors approved range for new non-executive employees’ positions, while the Compensation Committee retains authority to determine the appropriate size of stock option grant for new executive employees.

Compensation Actions for 2006, 2007 and 2008

2006

In connection with its annual compensation review and the promotion of Edward F. Brennan to Chief Executive Officer in March 2006, the Compensation Committee made incentive stock option grants to Dr. Brennan and Gregory J. Tibbitts, our Chief Financial Officer.

Dr. Brennan received two stock option grants to purchase a total of 375,000 shares of the Company’s common stock under the 2005 Plan. The first stock option grant of 187,500 shares of common stock vests ratably on a monthly basis over a four-year period. The second stock option grant of 187,500 shares of common stock vests upon the achievement of specific milestones, specifically 30% of the shares covered by this stock option grant vest upon the receipt of pre-market approval from the FDA for the treatment of atrial flutter, and 70% of the shares covered by this stock option grant vest upon the receipt of pre-market approval from the FDA for the treatment of atrial fibrillation.

Mr. Tibbitts also received two stock option grants to purchase a total of 100,000 shares of the Company’s common stock under the Company’s 2005 Plan. The first stock option grant of 50,000 shares of common stock vests ratably on a monthly basis over a four-year period. The second stock option grant of 50,000 shares of common stock vests upon the achievement of specific milestones, specifically 30% of the shares covered by this stock option grant vest upon the receipt of pre-market approval from the FDA for the treatment of atrial flutter, and 70% of the shares covered by this stock option grant vest upon the receipt of pre-market approval from the FDA for the treatment of atrial fibrillation.

In connection with its annual compensation review, the Compensation Committee also considered increases in annual base salary for Dr. Brennan and Mr. Tibbitts. However, in light of the receipt by the Company of a letter from the FDA informing the Company that its PMA for atrial flutter was not approvable at that time, Dr. Brennan, Mr. Tibbitts and the Board of Directors jointly agreed that any changes to their annual base salary should be deferred until the Company’s ability to resubmit its PMA application for atrial flutter had been further evaluated. In awarding the stock options, the Compensation Committee considered the fact that the executive officers would not be receiving increases in base salary due to the financial condition of the Company and its ongoing need to manage its cash position, and a desire to clearly align the interests of the named executive officers with the interests of the Company’s stockholder base.

In November 2006, in anticipation of filing the Company’s amended PMA application for atrial flutter with the FDA, the Compensation Committee increased Dr. Brennan’s annual base salary from $250,000 to $325,000 and Mr. Tibbitts’ annual base salary from $190,000 to $240,000. Dr. Brennan and Mr. Tibbitts did not earn cash bonuses in 2006. The increases in base salary were awarded by the Compensation Committee to recognize the efforts of Dr. Brennan and Mr. Tibbitts in managing the Company’s cash resources, preparations to amend the Company’s PMA application for atrial flutter and to acknowledge the low relative position of each of these executives’ base salary versus market benchmarks.

In August 2006, Helen S. Barold was hired to serve as the Company’s Chief Medical Officer. Dr. Barold’s initial base salary of $225,000 was established after taking into account Dr. Barold’s qualifications, experience, prior salary, competitive salary information and internal equity. Dr. Barold is also eligible for an annual non-equity incentive plan award of up to 25% of her annual base salary, based on certain corporate objectives discussed in more detail below. In addition, Dr. Barold is, and has been, entitled to receive additional non-equity incentive plan awards as follows: (i) if the Company received approval of its PMA application for atrial flutter by June 30, 2007, Dr. Barold was to receive $25,000; (ii) if the Company submitted a PMA application for atrial fibrillation by December 31, 2007, Dr. Barold was to receive $50,000; and (iii) if the Company receives approval of a PMA application for atrial fibrillation by December 31, 2008, Dr. Barold will receive $100,000. This additional cash compensation was selected due to the specialized role that Dr. Barold was hired to serve in achieving these corporate objectives and to provide additional incentive for the achievement of these goals on timelines which are in the financial interests of our stockholders.

In connection with the commencement of her employment, Dr. Barold also received two stock option grants to purchase a total of 125,000 shares of the Company’s common stock. The first stock option grant of 62,500 shares of common stock vests over a four-year period as follows: 25% of these shares vested on the one-year anniversary of the commencement of Dr. Barold’s employment with the Company, while the remaining 75% vests ratably on a monthly basis over the following three-year period. The second stock option grant of 62,500 shares of common stock vests upon the receipt of approval from the FDA for the marketing of our product for the treatment of atrial fibrillation. In making this award, the Compensation Committee considered Dr. Barold’s overall compensation package as well as the relationship between the vesting of the stock options with the achievement of corporate objectives.

2007

In January 2007, the Compensation Committee approved a 2007 non-equity incentive plan award for Dr. Brennan, Dr. Barold and Mr. Tibbitts. Pursuant to the 2007 non-equity incentive plan, Drs. Brennan and Barold were eligible to receive a non-equity incentive award of up to 25% of their 2007 annual base salaries and Mr. Tibbitts was eligible to receive a non-equity incentive award of up to 20% of his 2007 annual base salary, based upon the achievement of certain corporate goals established by the Compensation Committee. The corporate goals established for fiscal year 2007 for purposes of determining Dr. Brennan’s non-equity award related to the completion of an equity financing transaction, the management of cash flow and headcount, the execution of a distribution agreement for the Company’s CryoBlator, the receipt of approval of the Company’s PMA application for atrial flutter from the FDA by a specified date, the completion of enrollment for the Company’s atrial fibrillation clinical trial by a specified date and specific product development milestone dates. The corporate goals established for fiscal year 2007 for purposes of determining Dr. Barold’s non-equity award related to the completion of an equity financing transaction, the Company’s receipt of approval of the Company’s PMA application for atrial flutter from the FDA by a specified date, and the completion of enrollment for the Company’s atrial fibrillation clinical trial by a specified date. The corporate goals established for fiscal year 2007 for purposes of determining Mr. Tibbitts’ non-equity award related to the completion of an equity financing transaction, the management of cash flow and headcount, the execution of a distribution agreement for the Company’s CryoBlator, the restructuring of the Company’s existing debt facility, and the completion of specific internal control testing by June 30, 2007.

In addition, in January 2007, the Compensation Committee approved a salary increase for Dr. Barold from $225,000 to $250,000. The increase in base salary was awarded by the Compensation Committee to recognize the efforts of Dr. Barold in amending the Company’s PMA application for atrial flutter and managing enrollment of the Company’s clinical trial for atrial fibrillation. No changes were made at such time to Dr. Brennan’s and Mr. Tibbitts’ base salaries in light of the increases to their base salaries in the fourth quarter of 2006.

In February 2007, the Compensation Committee awarded annual stock option grants to Dr. Brennan, Dr. Barold and Mr. Tibbitts of 40,000 shares, 60,000 shares and 30,000 shares, respectively. The shares subject to these stock option grants vest ratably on a monthly basis over a four-year period. In making these awards, the Compensation Committee considered the status of the unvested shares held by the executives, including the numbers of unvested shares and the exercise price of those shares.

In July and August 2007, the Compensation Committee awarded discretionary cash bonuses of $100,000 and $200,000, respectively, to be paid to Dr. Barold. These cash bonuses were paid in recognition of her representation of the Company at the June 2007 FDA Advisory Panel meeting and the FDA’s subsequent approval of the Company’s PMA for the CryoCor Cardiac Cryoablation System for the treatment of right atrial flutter. The Compensation Committee’s decision to award these bonuses to Dr. Barold was based on the critical nature of the FDA Advisory Panel meeting and the importance of obtaining approval for the cryoablation system, which was deemed by the Compensation Committee to be vital to the success of CryoCor. In awarding the August 2007 discretionary bonus of $200,000 to Dr. Barold, the Compensation Committee also noted the completion of enrollment in the Company’s atrial fibrillation clinical trial, which is considered to be the first atrial fibrillation clinical trial to complete enrollment in the United States, and an important milestone of the Company.

The bonuses paid in 2007 to Dr. Barold totaling $300,000 were considered by the Compensation Committee to be discretionary bonuses at the time the bonuses were paid. The Compensation Committee’s determination of the discretionary nature of these bonuses was due to exceptional circumstances at the time of the bonus payments, specifically, the deemed critical nature to the viability of the Company of securing FDA approval for the treatment of right atrial flutter. The Compensation Committee did not seek to classify the bonus payments as partially due to achievement of corporate goals, and accordingly, the entire balances were considered discretionary payments.

2008

In January 2008, the Compensation Committee awarded discretionary cash bonuses of $162,500 and $120,000 to Dr. Brennan and Mr. Tibbitts, respectively. These cash bonuses were paid in recognition of the business initiatives achieved during 2007, specifically the completion of a private financing in April 2007, obtaining a new credit facility accessing $6 million in initial proceeds in June 2007, and the completion of a collaboration agreement with Boston Scientific Corporation in June 2007. The Compensation Committee further recognized the clinical and regulatory accomplishments of obtaining FDA approval for right atrial flutter and the completion of enrollment for atrial fibrillation. In determining the amounts to be paid, the Compensation Committee recognized that Dr. Brennan and Mr. Tibbitts were not paid bonuses in 2006 or 2007 as a result of their voluntary withdrawal of consideration for bonus payments, and the role both executives played in retaining the Company’s employee base and preparing the Company for its commercial launch in the United States. The Compensation Committee also elected in January 2008 to increase the base salaries of Dr. Brennan and Mr. Tibbitts. Dr. Brennan’s base salary was increased to $340,000 and Mr. Tibbitts’ base salary was increased to $260,000, based upon the Compensation Committee’s knowledge of competitive market compensation for this level of executives.

The bonuses paid in 2008 to Dr. Brennan and Mr. Tibbitts, related to services performed in 2007, totaling $162,500 and $120,000, respectively, were considered by the Compensation Committee to be discretionary bonuses at the time the bonuses were paid. The Compensation Committee’s determination of the discretionary nature of these bonuses was due to circumstances at the time of the bonus payments, specifically, the achievement of many of the Company’s 2007 corporate objectives in combination with the voluntary deferral of bonus payments by Dr. Brennan and Mr. Tibbitts since the first quarter of 2006. The Compensation Committee did not seek to classify the bonus payments as partially due to achievement of corporate goals, and accordingly, the entire balances were considered discretionary payments.

In January 2008, the Compensation Committee granted restricted stock awards of 120,000 shares and 40,000 shares to Dr. Brennan and Mr. Tibbitts, respectively. The restricted stock awards vest 25% on the one-year anniversary of the grant date with the remaining shares vesting on a quarterly basis over the remaining three years. The vesting of these awards accelerates in full immediately prior to a change in control of the Company. The Compensation Committee elected to grant restricted stock awards versus stock options due to the recognition that the majority of such executives’ unvested stock options had exercise prices greater than the then-trading price of the Company’s stock. The Compensation Committee believed it was important to provide equity incentives to these executives to align their interests with the interests of CryoCor’s stockholders.

In April 2008, the Board of Directors granted restricted stock awards of 300,000 shares and 100,000 shares to Dr. Brennan and Mr. Tibbitts, respectively. The restricted stock awards vest 25% on the one-year anniversary of the grant date with the remaining shares vesting on a quarterly basis over the remaining three years. The vesting of these awards accelerates in full immediately prior to a change in control of the Company. The above restricted stock awards were issued in exchange for the cancellation of certain stock options held by Dr. Brennan and Mr. Tibbitts covering 375,000 shares and 100,000 shares, respectively. The Board of Directors exchanged these stock options and issued the restricted stock awards as a retention mechanism to attempt to help ensure that Dr. Brennan and Mr. Tibbitts remain employed with the Company. The Board of Directors elected to grant restricted stock awards versus stock options due to the recognition that the majority of such executives’ unvested stock options had exercise prices greater than the then-trading price of the Company’s stock. The Board of Directors believed it was important to provide equity incentives to these executives to align their interests with the interests of CryoCor’s stockholders.

Termination or Change of Control Payments

We have entered into, and have amended, employment agreements with Dr. Brennan, Mr. Tibbitts and Dr. Barold, which provide for the payment of certain benefits in connection with a termination or change in control of the Company. These provisions are described under the heading “Potential Payments upon Termination or Change in Control.” We believe these benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.

Employee Stock Purchase Plan

We have also established our 2005 Employee Stock Purchase Plan available to all of our employees, including our named executive officers, which is intended to encourage employees to continue in our employ and to motivate employees through an ownership interest in the Company. Under our 2005 Employee Stock Purchase Plan, employees may purchase shares of our common stock at a discount to the market price, subject to certain limits, with the objective of allowing employees to profit when the value of our common stock increases over time.

Other Benefits

We provide benefits such as an opportunity to participate in our 401(k) savings/retirement plan, medical, dental and life insurance and disability coverage to all our employees, including our named executive officers. We also provide personal paid time off and other paid holidays to all employees, including our named executive officers, which are comparable to those provided at similar companies.

Accounting and Tax Considerations

Our Non-Officer Stock Option Committee grants stock options to non-executive new hires on the first business date of the month following their commencement of employment, and the exercise price of our stock option grants is set at the closing market price on the date of grant. Annual option grants to non-executive employees are approved at the first regularly scheduled Board of Directors meeting that occurs each year. Except in highly unusual circumstances, we do not allow option grants to non-executive employees at other dates during the year.

We have structured our compensation program to comply with Sections 162(m) and 409A of the Internal Revenue Code of 1986, as amended. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

SUMMARY COMPENSATION TABLE (1)

The following table includes information concerning compensation for the fiscal years ended December 31, 2007 and 2006 in reference to the named executive officers, which includes required disclosure related to our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated executive officer.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Edward F. Brennan, Ph.D.(3)	2007	325,000		162,500	954,219	43,398	(4)	1,485,117
President & Chief Executive Officer	2006	259,519		—	937,251	30,146	(5)	1,226,916

Gregory J. Tibbitts	2007	240,000		120,000	184,782	—		544,782
Chief Financial Office and Vice President, Finance	2006	196,346		—	171,786	—		368,132

Helen S. Barold, M.D., M.P.H., FACC, FHRS	2007	249,038		300,000	90,325	—		639,363
Chief Medical Officer	2006	78,750	(6)	—	27,378	—		106,128

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits that are available generally to all of our salaried employees. No cash bonuses were earned during 2006.
(2)	The amount reflected in this column is the non-cash compensation cost recognized by the Company during fiscal 2007 and 2006 under Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), for grants made in the applicable fiscal year and prior years, and do not reflect cash compensation received by the executive. A discussion of the assumptions used in calculating these values may be found in Note 1 of the consolidated financial statements in the Company’s Annual Report for the year ended December 31, 2007, filed on March 21, 2008.
(3)	Dr. Brennan served as our President and Chief Operating Officer until March 2006, when he was appointed our Chief Executive Officer.
(4)	Includes $28,883 in apartment-related costs and $10,862 in car lease-related costs, all associated with Dr. Brennan’s commute between his primary residence in Northern California and CryoCor’s San Diego office.
(5)	Includes $22,788 in apartment-related costs and $6,522 in car lease-related costs, all associated with Dr. Brennan’s commute between his primary residence in Northern California and CryoCor’s San Diego office.
(6)	Dr. Barold became an employee of the Company in August 2006. This amount represents her salary for the period from August 2006 through December 2006.

The above table includes significant compensation costs for our Chief Financial Officer and Chief Executive Officer that relate to stock options that were granted prior to our initial public offering in July 2005. Specifically, stock options awards were granted to our Chief Financial Officer in July 2004, for which non-cash compensation expense of $116,698 is included in the above table for both 2006 and 2007, and stock option awards were granted to our Chief Executive Officer in January 2005, for which non-cash compensation expense of $730,671 is included in the above table for both 2006 and 2007. These non-cash compensation expenses were determined based upon the deemed fair value of our common stock as we contemplated an initial public offering during 2004 and 2005, and prior to the successful completion of our initial public offering in July 2005.

GRANTS OF PLAN BASED AWARDS TABLE FOR THE YEAR ENDED DECEMBER 31, 2007

On August 24, 2000, our Board of Directors adopted our 2000 Plan, and on March 30, 2005 adopted our 2005 Plan and our NED Plan. All options granted are governed by the terms of these plans. For the fiscal year ended December 31, 2007, we granted options to purchase a total of 450,050 shares of our common stock with a weighted average exercise price of $2.90 per share to our employees, including grants to our named executive officers. Under the terms of our 2005 Plan, any options to purchase shares of our common stock granted under our 2000 Plan that expire or are otherwise terminated in accordance with the terms of the 2000 Plan shall be added to the option pool for our 2005 Plan and become available for future grant under the 2005 Plan. Options granted under our 2000 Plan expire ten years from the date of grant. No stock appreciation rights covering our common stock have been granted to our named executive officers through December 31, 2007.

As of December 31, 2007, options to purchase a total of 1,662,522 shares were outstanding and options to purchase 16,460 shares remained available for grant under the 2000 Plan and 2005 Plan, combined.

The following table sets forth certain information with respect to grants of plan-based awards during or for the fiscal year ended December 31, 2007 to each of our named executive officers listed in the Summary Compensation Table. All stock options listed in the following table were granted from our 2005 Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ /Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Edward F. Brennan, Ph.D.	2/6/07	40,000	$2.61	$78,064
President & Chief Executive Officer

Gregory J. Tibbitts	2/6/07	30,000	$2.61	$58,548
Chief Financial Office and Vice President, Finance

Helen S. Barold, M.D., M.P.H., FACC, FHRS	2/6/07	60,000	$2.61	$117,096
Chief Medical Officer	9/5/07	30,000	$3.75	$92,064

(1)	The non-equity incentive plan awards do not include thresholds or maximums.
(2)	The amount reflected in this column is the grant date fair value as calculated by the Company during the year ended December 31, 2007 under SFAS 123(R) for grants made in 2007. A discussion of the assumptions used in calculating these values may be found in Note 1 of the consolidated financial statements in the Company’s Annual Report for the year ended December 31, 2007, filed on March 21, 2008. The stock option grants noted in the table above resulted in non-cash stock-based compensation expense during the year ended December 31, 2007 of $17,526, $13,144 and $33,661 related to Dr. Brennan, Mr. Tibbitts, and Dr. Barold, respectively. These amounts are also included in the Summary Compensation Table.

In February 2007, we granted stock options to each of our executive officers that vest ratably over 48 months. In addition, in September 2007, we granted a stock option to Dr. Barold that vests 25% on the one-year anniversary of the grant date with the remaining shares vesting over the following 36 months.

All option awards granted to our executive officers during the fiscal year ended December 31, 2007 would be affected by a change-in-control. Please see “Potential Payments Upon Termination or Change-in-Control” below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following table includes potential payments to our named executive officers upon employment termination or change in control of CryoCor. The table assumes that the triggering event has taken place on the last business day of the Company’s prior fiscal year, December 31, 2007, and that the Company’s stock price is $3.17 per share, the closing market price as reported on Nasdaq on that date.

Name	Benefit	Before Change in Control	Before Change in Control	After Change in Control	After Change in Control	Voluntary Termination, Death or Disability	Change in Control
		Termination w/o Cause	Resignation for Good Reason	Termination w/o Cause	Resignation for Good Reason
Edward F. Brennan, Ph.D.	Severance payments	$406,250	$406,250	$406,250	$406,250	$—	$—
President & Chief	Benefits continuation	$21,564	$21,564	$21,564	$21,564	$—	$—
Executive Officer	Stock option acceleration(1)	$157,621	$157,621	$213,229	$213,229	$—	$78,810

Gregory J. Tibbitts	Severance payments	$240,000	$240,000	$240,000	$240,000	$—	$—
Vice President, Finance &	Stock option acceleration(1)	$—	—	$50,305	$50,305	$—	$13,453
Chief Financial Officer

Helen S. Barold	Severance payments	$250,000	$250,000	$250,000	$250,000	$—	$—
Chief Medical Officer	Stock option acceleration(1)	$—	—	$135,975	$135,975	$—	$67,988

(1)	We valued the stock option vesting acceleration modifications in accordance with the provisions of SFAS 123(R).

Our executives are “at will” employees, and they may terminate their employment with us at any time. Similarly, we can terminate their employment at any time, with or without cause. If we terminate the employment of Dr. Brennan, Mr. Tibbitts or Dr. Barold other than for cause or if one of them resigns for good reason, or if Dr. Barold’s employment is terminated for any reason between April 30, 2008 and May 31, 2008, the applicable named executive officer will be entitled to receive additional salary and, with respect to Dr. Brennan, other benefits provided he or she executes a waiver and general release in favor of the Company. Dr. Brennan would receive fifteen month’s salary as well as fifteen month’s medical benefits coverage and fifteen month’s stock option vesting acceleration. Mr. Tibbitts and Dr. Barold would each receive twelve month’s salary. These payments would be made in accordance with our regular payroll cycle. For purposes of these employment agreements, termination “for cause” generally means a termination as a result of the commission of a fraud against us or an act that materially injures our business, the conviction of a felony involving moral turpitude that is likely to injure our business, the participation in any activity that is directly competitive with our injurious to us or one of our affiliates, or the repeated failure to perform their employment duties. For purposes of these employment agreements, “good reason” generally means resignation following a material diminution in the named executive officer’s authority, duties or responsibilities, relocation of the principal place of the named executive officer’s service to a location that would increase the one-way commute to the new principal place of work by more than 50 miles or a material reduction in base salary or bonus (unless comparable reductions are concurrently made for all other CryoCor employees with responsibilities, organization levels and titles comparable to the named executive officer).

Upon a change of control of CryoCor, certain stock options belonging to our named executive officers shall vest 50% of the unvested shares of our common stock upon the change in control. In addition, if within 12 months of a change of control of CryoCor any of our named executive officers are terminated without cause or resign for good reason, 100% of their unvested shares of our common stock subject to each of their stock options grants shall be accelerated in full, subject to certain limitations. These vesting acceleration benefits do not discriminate in scope, terms or operation in favor of executive officers, and are generally available to all salaried employees. The acceleration of stock options is contingent upon the employee executing a waiver and general release in favor of us or our successor. For purposes of these stock option agreements, resignation for “good reason” generally includes resignation following a substantial change in optionee’s position, duties or responsibilities prior to the change of control, relocation more than 50 miles from the optionee’s current location of service, material reduction in base salary or bonus and failure to provide benefits on terms that are no less favorable than those in effect prior to the change in control.

Immediately prior to a change of control of CryoCor, certain restricted stock shares belonging to Dr. Brennan and Mr. Tibbitts pursuant to issuances in January and April 2008 vest in full.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007 FISCAL YEAR-END TABLE

The following table includes certain information with respect to the value of all unexercised options previously awarded to our named executive officers at the fiscal year end, December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable		Unexercisable
Edward F. Brennan, Ph.D.	177,902	(1)	—		—		$0.62	3/2/15
President & Chief Executive Officer	82,031	(2)	105,469	(2)	—		$3.01	3/23/16
	56,250	(3)	—		131,250	(3)	$3.01	3/23/16
	8,333	(2)	31,667	(2)	—		$2.61	2/5/17

Gregory J. Tibbitts	34,082	(1)	—		—		$0.62	7/20/14
Vice President, Finance and	21,875	(2)	28,125	(2)	—		$3.01	3/23/16
Chief Financial Officer	15,000	(3)	—		35,000	(3)	$3.01	3/23/16
	6,250	(2)	23,750	(2)	—		$2.61	2/5/17

Helen S. Barold, M.D., M.P.H., FACC, FHRS	20,833	(4)	41,667	(4)	—		$2.12	8/10/16
Chief Medical Officer	—		—		62,500	(5)	$2.12	8/10/16
	12,500	(2)	47,500	(2)	—		$2.61	2/5/17
	—		30,000	(4)	—		$3.75	9/4/17

(1)	Represent stock options issued under the 2000 Plan which are exercisable prior to vesting, subject to the Company’s right to repurchase unvested shares upon employment termination. These stock options vest 25% on the one-year anniversary of hire date, with the remaining 75% vesting on a monthly basis over the following 36 months. At December 31, 2007, 116,090 and 61,812 were vested and unvested, respectively of Dr. Brennan’s 177,902 stock options outstanding. At December 31, 2007, 23,531 and 10,551 were vested and unvested, respectively, of Mr. Tibbitts’ 34,082 stock options outstanding.
(2)	Represent stock options issued under the 2005 Plan that become exercisable in 48 equal monthly installments beginning one month after grant date.
(3)	Represent stock options issued under the 2005 Plan that vested 30% in August 2007 upon receipt of approval for the marketing of our product in the treatment of atrial flutter from the FDA and 70% upon receipt of approval for the marketing of our product in the treatment of atrial fibrillation from the FDA.
(4)	Represent stock options issued under the 2005 Plan that vest 25% on the one-year anniversary of grant date, with the remaining 75% vesting on a monthly basis over the following 36 months.
(5)	Represent stock options issued under the 2005 Plan that vest 100% upon receipt of approval for the marketing of our product in the treatment of atrial fibrillation from the FDA.

OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2007

The following table includes certain information regarding option exercises with respect to our named executive officers for the fiscal year ended December 31, 2007:

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Edward F. Brennan, Ph.D. President & Chief Executive Officer	10,000	$19,200

Gregory J. Tibbitts Vice President, Finance and Chief Financial Officer	10,000	$19,200

(1)	The value realized on exercise is equal to the difference between the option exercise price and the closing price of our common stock on the date of exercise, multiplied by the number of shares subject to the option, without taking into account any taxes that may be payable in connection with the transaction.

PENSION BENEFITS

The Company has no pension plans.

NONQUALIFIED DEFERRED COMPENSATION

The Company has no nonqualified defined contribution or other nonqualified deferred compensation plans.

The following table shows for the fiscal year ended December 31, 2007 certain information with respect to the compensation of all non-employee directors of the Company:

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Robert Adelman, M.D.(1)	$9,750	$3,452	$13,202
David J. Cooney	$38,000	$22,882	$60,882
Jerry C. Griffin, M.D.	$38,000	$22,882	$60,882
J. Mark Hattendorf	$53,000	$26,222	$79,222
Arda M. Minocherhomjee, Ph.D.	$36,000	$22,882	$58,882
Kurt C. Wheeler	$35,000	$22,882	$57,882

(1)	Dr. Adelman resigned from the Board of Directors on May 14, 2007.
(2)	Amounts calculated utilizing the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). A discussion of the assumptions used in calculating these values may be found in Note 1 of the consolidated financial statements in the Company’s Annual Report for the year ended December 31, 2007, filed on March 21, 2008. The full grant date fair value of the awards granted to each director in 2007, computed in accordance with SFAS 123R was $30,785. At fiscal year end the aggregate number of option awards outstanding for each active director was 12,902, with the exception of Dr. Jerry C. Griffin who held options outstanding of 31,249 at fiscal year end, and Mr. J. Mark Hattendorf who held options outstanding of 26,612 at fiscal year end.

Each non-employee director of the Company receives a quarterly cash retainer of $3,750, a per meeting fee of $2,000 plus a fee of $1,000 for attendance at each committee meeting. In addition, the Chairman of the Audit Committee receives a quarterly cash retainer of $3,750. In the fiscal year ended December 31, 2007, the total compensation paid to non-employee directors was $209,750. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy. In certain instances, we have held multiple Board of Directors meetings within a short period of time, usually covering the same business topic. These meetings typically are telephonic conference calls of a short duration, and typically, the Company has requested that the compensation be paid for that series of meetings as if it was a single meeting of the Board of Directors. During 2007, there was one instance where this occurred, and it was related to a possible debt financing.

Effective upon the effective date of our initial public offering in July 2005, we adopted our 2005 Non-Employee Directors’ Stock Option Plan, or NED Plan, to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors. Under the NED Plan, new non-employee directors are entitled to receive an initial option grant to purchase 20,161 shares of common stock upon their election to our Board. The shares subject to this initial option grant vest monthly over three years.

In addition, each non-employee director is entitled to receive an option grant to purchase 6,451 shares of our common stock on the date of each annual meeting of our stockholders, beginning with our 2006 annual meeting of stockholders. However, the size of an annual grant made to a non-employee director who has served for less than 12 months at the time of the annual meeting will be reduced by 25% for each full quarter prior to the date of grant during which he or she did not serve as a non-employee director. The shares subject to this annual option grant vest monthly over one year.

The exercise price of the options granted to non-employee directors under the NED Plan is equal to 100% of the fair market value of the common stock on the date of grant. The term of stock options granted under the NED Plan is ten years. In the event of certain corporate transactions, all outstanding options under the NED Plan may be assumed, continued or substituted for by any surviving entity. If the surviving entity elects not to assume, continue or substitute for such options, the vesting of such options held by non-employee directors whose service has not terminated prior to the corporate transaction generally will be accelerated in full and all options outstanding under the NED Plan will be terminated if not exercised before the effective time of the corporate transaction. There were 32,255 options issued under the NED Plan in the fiscal year ended December 31, 2007.

In addition, all of our directors are eligible to participate in our 2005 Equity Incentive Plan, or 2005 Plan, the 2000 Stock Option Plan, or 2000 Plan, and all of our employee directors are eligible to participate in our 2005 Employee Stock Purchase Plan, or Purchase Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is composed of three directors: Messrs. Cooney, Minocherhomjee and Wheeler. In addition, Dr. Adelman served as a member of the Compensation Committee until May 2007. No member of our Compensation Committee has ever been an officer or employee of ours. None of our executive officers currently serves, or served during 2007, as a member of the board of directors or compensation committee of any other entity that had one or more executive officers who served on our Board of Directors or Compensation Committee. Prior to establishing the Compensation Committee, our full Board of Directors made decisions relating to the compensation of our executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K, as amended. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K, as amended.

David J. Cooney

Arda M. Minocherhomjee, Chairman

Kurt C. Wheeler

The material in this report is not “soliciting material”, is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 3, 2008 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table including one former executive officer; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Beneficial Owner	Beneficial Ownership (1)
	Number of Shares	Percent of Total
MPM Capital LLC and its affiliates(2) 601 Gateway Boulevard Suite 360 South San Francisco, CA 94080	3,081,183	24.1%

William Blair Capital Partners VII, QP and its affiliate(3) 303 West Madison Suite 2500 Chicago, IL 60606	2,010,428	15.7%

Wasatch Advisors, Inc.(4) 150 Social Hall Avenue Suite 400 Salt Lake City, UT 84111	1,514,039	11.6%

Edward F. Brennan, Ph.D.(5)	401,399	3.1%
Helen S. Barold, M.D., M.P.H., FACC, FHRS(6)	45,541	*
Gregory J. Tibbitts(7)	139,427	1.1%
Kurt C. Wheeler(8)	3,093,547	24.2%
David J. Cooney(9)	515,302	4.0%
Jerry C. Griffin, M.D.(10)	30,711	*
Arda M. Minocherhomjee, Ph.D.(11)	2,010,428	15.7%
J. Mark Hattendorf(12)	21,673	*
All executive officers and directors as a group (8 persons)(13)	7,772,067	56.7%

*	Indicates beneficial ownership of less than one percent of the total outstanding common stock.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 12,731,714 shares outstanding on March 3, 2008, adjusted as required by rules promulgated by the SEC.
(2)

Consists of 3,028,082 shares of common stock and warrants to purchase 53,101 shares of common stock held by MPM Asset Management Investors 2000 B LLC, MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG, MPM BioVentures II, L.P. and MPM BioVentures II-QP, L.P. MPM Asset Management II, LLC is the general partner of MPM Asset Management II, L.P, the general partner of MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG, MPM BioVentures II, L.P. and MPM BioVentures II-QP, L.P. Mr. Wheeler, Ansbert Gadicke, Michael Steinmetz, Luke Evnin, and Nicholas Galakatos, as investment managers of MPM Asset Management II, LLC, the general partner of MPM Asset Management II, L.P., and

MPM Asset Management Investors 2000 B LLC, share voting and investment power with respect to shares held by MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG, MPM BioVentures II, L.P., MPM BioVentures II- QP, L.P. and MPM Asset Management Investors 2000 B LLC. Mr. Wheeler disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(3)	Consists of 1,944,961 shares of common stock, warrants to purchase 53,103 shares of common stock and 12,364 options to purchase common stock held by William Blair Capital Partners VII, QP L.P. and William Blair Capital Partners VII, L.P. William Blair Capital Management VII, L.P. is the general partner of William Blair Capital Partners VII, QP L.P. and William Blair Capital Partners VII, L.P. William Blair Capital Management VII, L.L.C. is the general partner of William Blair Capital Management VII, L.P. William Blair Capital Management VII, L.L.C., through a seven-person board of managers composed of certain of its members, has voting and dispositive authority over the shares held by William Blair Capital Partners VII, QP L.P. and William Blair Capital Partners VII, L.P. Decisions of the board of managers are made by a majority vote of its members and, as a result, no single member of the board of managers has voting or dispositive authority over the shares. Dr. Minocherhomjee, Robert D. Blank, Timothy Burke, David G. Chandler, John Ettelson, Robert P. Healy and Timothy M. Murray are the members of the board of managers and each disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest therein. Pursuant to contractual arrangements between Mr. Minocherhomjee and William Blair Capital Management VII, L.P. and among William Blair Capital Management VII, L.L.C., William Blair Capital Partners VII, QP L.P. and William Blair Capital Partners VII, L.P., the four entities may be deemed to have a pecuniary interest in the option to purchase 12,364 shares of common stock discussed above. Each of the four entities disclaims beneficial ownership of such option except to the extent of its pecuniary interest therein.
(4)	Consists of 1,195,417 shares of common stock and warrants to purchase 318,622 shares of common stock held by Wasatch Advisors, Inc.
(5)	Includes 57,925 shares of common stock and options to purchase 343,474 shares of common stock, 42,792 of which were unvested but exercisable as of May 2, 2008. Dr. Brennan served as our President and Chief Operating Officer until March 2006, when he was appointed as our President and Chief Executive Officer.
(6)	Includes 2,000 shares of common stock and options to purchase 43,541 shares of common stock. Dr. Barold was hired in August 2006 and serves as our Chief Medical Officer.
(7)	Includes 55,554 shares of common stock and options to purchase 83,873 shares of common stock, 1,760 of which were unvested but exercisable as of May 2, 2008.
(8)	Includes the shares referred to in footnote (2) above. Mr. Wheeler disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. In addition, includes 12,364 options to purchase common stock.
(9)	Consists of 502,938 shares of common stock and 12,364 options to purchase common stock held by Healthcare Equity QP Partners, L.P. and Healthcare Equity Partners, L.P. Beecken Petty and Company, LLC is the general partner of Healthcare Equity QP Partners, L.P. and Healthcare Equity Partners, L.P. Mr. Cooney is a member of Beecken Petty and Company, LLC, and shares voting and investment power with respect to the shares held by Healthcare Equity QP Partners, L.P. and Healthcare Equity Partners L.P. with David K. Beecken, William G. Petty, Jr., Kenneth W. O’Keefe, Gregory A. Moerschel, Thomas A. Schlesinger and John W. Kneen, the other members of Beecken Petty and Company, LLC. Pursuant to contractual arrangements between Mr. Cooney and Beecken Petty and Company, LLC, Healthcare Equity QP Partners, L.P. and Healthcare Equity Partners, L.P., the three entities may be deemed to have a pecuniary interest in the option to purchase 12,364 shares of common stock discussed above. Each of Mr. Cooney and the three entities disclaims beneficial ownership of such option except to the extent of his or its pecuniary interest therein.
(10)	Consists of options to purchase 30,711 shares of common stock, 926 of which were unvested but exercisable as of May 2, 2008.
(11)	Includes the shares of common stock and the options to purchase common stock referred to in footnote (3) above. Dr. Minocherhomjee disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.
(12)	Consists of 4,000 shares of common stock and options to purchase 17,673 shares of common stock.

(13)	Includes exercisable options to purchase 556,364 shares of common stock of which 45,478 shares are unvested as of May 2, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 with respect to compensation plans under which CryoCor’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,662,522	$2.59	236,544	(1)
Total	1,662,522	$2.59	236,544	(1)

(1)	Includes 139,437 shares of our common stock available for issuance under our Employee Stock Purchase Plan as of December 31, 2007. Excludes future increases in the number of shares reserved for issuance pursuant to the terms of the 2005 Equity Incentive Plan, the 2005 Non-Employee Directors’ Stock Option Plan and our 2005 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under The Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Cooney, Dr. Griffin, Mr. Hattendorf, Dr. Minocherhomjee and Mr. Wheeler. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Dr. Brennan, the Company’s President and Chief Executive Officer is not an independent director by virtue of his employment with the Company.

POLICIES AND PROCEDURES WITH RESPECT TO RELATED PARTY TRANSACTIONS

Our Board of Directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is CryoCor’s preference to avoid related party transactions.

In 2007, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which CryoCor and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to CryoCor as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of CryoCor, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to CryoCor of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to CryoCor, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of CryoCor and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

In addition, the Audit Committee is responsible for reviewing and investigating any matters pertaining to the integrity of management, including conflicts of interest and adherence to our Code of Business Conduct and Ethics. Under our Code of Business Conduct and Ethics, directors, officers and all other members of the workforce are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest.

RELATIONSHIPS WITH ENTITY AFFILIATED WITH A FORMER EXECUTIVE OFFICER AND DIRECTOR

CryoCor GmbH leases office space in Germany from Innovative Medical Products GmbH (“IMed Pro”). The Company’s former Chief Executive Officer and former member of the Company’s Board of Directors is a general manager of IMed Pro. During the years ending December 31, 2006, 2005 and 2004, the Company made payments to IMed Pro of approximately $51,000, $147,000 and $95,000, respectively for these operating costs. No payments were made to IMed Pro during the year ended December 31, 2007.

INDEMNIFICATION AGREEMENTS

As permitted by Delaware law, we have entered into indemnity agreements with each of our directors and executive officers. These agreements generally require us to indemnify our directors and executive officers against any and all expenses (including attorneys’ fees), witness fees, damages, judgments, fines, settlements and other amounts incurred (including expenses of a derivative action) in connection with any action, suit or proceeding, whether actual or threatened, to which any of these individuals may be made a party by reason of the fact that he or she is or was a director, officer, employee, or other agent of ours or serving at our request as a director, officer, employee, or other agent of another corporation or enterprise, provided that he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. Under the indemnification agreements, all expenses incurred by one of our directors or executive officers in defending any such action, suit or proceeding in advance of its final disposition shall be paid by us upon delivery to us of an undertaking, by or on behalf of the director or executive officer, to repay all advanced amounts if it is ultimately determined that the director or executive officer is not entitled to be indemnified by us under his or her indemnification agreement, our amended and restated bylaws or the Delaware General Corporation Law. The indemnification agreements also set forth certain procedures that will apply in the event any of our directors or executive officers brings a claim for indemnification under his or her indemnification agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In connection with the audit of the 2007 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and 2006, by Ernst & Young LLP, the Company’s principal accountant. All fees in the table were approved by the Audit Committee.

	Fiscal Year Ended
	2007	2006
	(in thousands)
Audit Fees(1)	$192	$153
Audit-related Fees(2)	7	6
Tax Fees(3)	18	20
All Other Fees	—	—

Total Fees	$217	179

(1)	Audit fees consist of fees for the audit of our annual financial statements for 2007 and 2006, the review of our interim period financial statements for 2007 and 2006 included in our quarterly reports on Form 10-Q, preparation of comfort letters associated with registrations and related services that are normally provided in connection with regulatory filings or engagements.
(2)	Audit-related fees include consultation regarding financial accounting and reporting standards, specifically the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services included assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

The report of independent registered public accounting firm dated March 19, 2008 of Ernst & Young LLP on the consolidated balance sheets of CryoCor, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, included in the Form 10-K filed with the SEC on March 21, 2008 states that the Company’s recurring losses from operations, its limited cash balances and financial resources, and its inability to meet some of its obligations as they come due, raise substantial doubts about the Company’s ability to continue as a going concern. Other than the foregoing, Ernst & Young LLP’s report contained no adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

Incorporated by reference to CryoCor’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 21, 2008, and the Index on page F-1 thereto.

(2) Financial Statement Schedules

Incorporated by reference to CryoCor’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 21, 2008, and the Index on page F-1 thereto.

(b)	Exhibit Index

Number	Description of Document
3.1(1)	Registrant’s Amended and Restated Certificate of Incorporation.

3.2(11)	Registrant’s Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate of Registrant.

4.2(1)	Amended and Restated Investor Rights Agreement dated June 4, 2003 between the Registrant and certain of its stockholders.

4.3(8)	Securities Purchase Agreement, dated April 20, 2007, by and among the Registrant and the purchasers listed on the signature page thereto.

4.4(8)	Form of Warrant

4.5(9)	Form of Warrant to Purchase Stock

4.6(10)	Common Stock Purchase Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc.

4.7(10)	Registration Rights Agreement, dated June 28, 2007, by and between the Registrant and Boston Scientific Scimed, Inc.

10.1(1)(2)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10.2(1)(2)	2000 Stock Option Plan and Forms of Stock Option Agreement and Form of Notice of Grant of Stock Option thereunder.

10.3(1)(2)	2005 Equity Incentive Plan and Forms of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.4(1)(2)	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement and Forms of Stock Option Grant Notice thereunder.

10.5(1)(12)	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.6(1)(2)	Fourth Amended and Restated Executive Employment Agreement made effective as of November 30, 2002, between the Registrant and Gregory M. Ayers, as amended.

10.7(1)(2)	Employment Agreement made effective as of January 17, 2005, by and between the Registrant and Edward F. Brennan.

10.8(1)(2)	Executive Employment Agreement made effective as of July 1, 2004, by and between the Registrant and Gregory J. Tibbitts.

Number	Description of Document
10.9(1)(2)	Employment Offer Letter Agreement dated September 27, 2000, between the Registrant and Russell Olson.

10.10(1)(3)	Lease made as of November 1, 2000 between the Registrant and The Irvine Company, as amended.

10.11(1)(3)	Contribution Agreement entered into as of August 31, 2000, by and between the Registrant and CryoGen, Inc.

10.12(1)	License Agreement entered into as of August 31, 2000, by and between the Registrant and CryoGen, Inc.

10.13(1)	Commitment Agreement entered into as of March 24, 2005 among the Registrant and certain of its stockholders.

10.14(1)	Research and Development Agreement entered into as of August 31, 2000, by and between the Registrant and CryoGen, Inc.

10.15(4)(2)	Letter Amendment Agreement dated March 21, 2006 between the Registrant and Gregory M. Ayers.

10.16(6)(2)	Letter Amendment Agreement dated November 1, 2006 between the Registrant and Gregory M. Ayers.

10.17(7)	Second Amendment to Lease dated November 8, 2006, between the Registrant and the Irvine Company LLC.

10.18(9)	Loan and Security Agreement, dated June 21, 2007, by and among the Registrant, Silicon Valley Bank, Oxford Finance Corporation and ATEL Ventures, Inc.

10.19(9)	Form of Secured Promissory Note.

10.20(12)(3)	Development and License Agreement, dated June 28, 2007, by and among the Registrant, Boston Scientific Corporation and Boston Scientific Scimed, Inc.

10.21(13)(2)	First Amendment to Employment Agreement, dated August 31, 2007, by and between the Registrant and Edward F. Brennan.

10.22(13)(2)	First Amendment to Employment Agreement, dated August 31, 2007, by and between the Registrant and Gregory J. Tibbitts.

10.23(13)(2)	Amended and Restated Executive Employment Agreement, dated as of September 5, 2007, by and between Registrant and Helen Barold.

10.24(14)(2)	Second Amendment to Executive Employment Agreement, dated December 12, 2007, by and between Registrant and Edward F. Brennan.

10.25(14)(2)	Second Amendment to Executive Employment Agreement, dated December 12, 2007, by and between Registrant and Gregory J. Tibbitts.

10.26(14)(2)	First Amendment to Amended and Restated Executive Employment Agreement, dated December 12, 2007, by and between Registrant and Helen Barold.

21.1(1)	List of Subsidiaries.

23.1(14)	Consent of Independent Registered Public Accounting Firm.

24.1(14)	Power of Attorney.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Number	Description of Document
31.2	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of CryoCor, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-123841), filed with the Securities and Exchange Commission on April 5, 2005, as amended.
(2)	Indicates management contract or compensatory plan.
(3)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(4)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.
(5)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2006.
(6)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006.
(7)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006.
(8)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007.
(9)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007.
(10)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007.
(11)	Incorporated by reference to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2007.
(12)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2007.
(13)	Incorporated by reference to the Registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.
(14)	Incorporated by reference to the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2008.

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

Signature	Title	Date

/s/ EDWARD F. BRENNAN, PH.D. Edward F. Brennan, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	April 22, 2008

/s/ GREGORY J. TIBBITTS Gregory J. Tibbitts	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2008

* David J. Cooney	Director	April 22, 2008

* Jerry C. Griffin, M.D., FACC	Director	April 22, 2008

* J. Mark Hattendorf	Director	April 22, 2008

* Arda Minocherhomjee, Ph.D.	Director	April 22, 2008

* Kurt C. Wheeler	Director	April 22, 2008

*BY: /S/ GREGORY J. TIBBITTS
Gregory J. Tibbitts
Attorney-in-fact